Form 10-Q
period 2024-09-30
CHAIN BRIDGE BANCORP INC
filed 2024-11-13
CIK 1392272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission file number 001-42302
_________________________
Chain Bridge Bancorp, Inc.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	20-4957796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1445-A Laughlin Avenue, McLean, VA	22101
(Address of Principal Executive Offices)	(Zip Code)
(703) 748-2005
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	CBNA	NYSE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of November 12, 2024, the registrant had outstanding 2,701,887 shares of Class A Common Stock, par value $0.01 per share and 3,859,930 shares of the registrant's Class B Common Stock, par value $0.01 per share.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless we state otherwise or the context otherwise requires, “we,” “us,” “our,” “Chain Bridge,” “our Company,” and “the Company,” refer to Chain Bridge Bancorp, Inc., a Delaware corporation, and its consolidated subsidiary, Chain Bridge Bank, National Association. The “Bank” and “Chain Bridge Bank, N.A” refer to Chain Bridge Bank, National Association, a nationally chartered bank.

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other variations or comparable terminology and expressions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategies, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The forward-looking statements are contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements relating to:

• Changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, including the effects of United States federal government spending;
• The level of, or changes in the level of, interest rates and inflation, including the effects on our net interest income and the market value of our investment and loan portfolios;
• The level and composition of our deposits, including our ability to attract and retain, and the seasonality of, client deposits, including those in the IntraFi Cash Service (“ICS®”) network, as well as the amount and timing of deposit outflows through the end of the fourth quarter of 2024 and into early 2025;
• The level and composition of our loan portfolio, including our ability to maintain the credit quality of our loan portfolio;
• Current and future business, economic and market conditions in the United States generally or in the Washington, D.C. metropolitan area in particular;
• The effects of disruptions or instability in the financial system, including as a result of the failure of a financial institution or other participants in it, or geopolitical instability, including war, terrorist attacks, pandemics and man-made and natural disasters;
• The impact of, and changes, in applicable laws, regulations, regulatory expectations and accounting standards and policies;
• Our likelihood of success in, and the impact of, legal, regulatory or other actions, investigations or proceedings related to our business;
• Adverse publicity or reputational harm to us, our senior officers, directors, employees or clients;
• Our ability to effectively execute our growth plans or other initiatives;
• Changes in demand for our products and services;
• Our levels of, and access to, sources of liquidity and capital;
• The ability to attract and retain essential personnel or changes in our essential personnel;
• Our ability to effectively compete with banks, non-bank financial institutions, and financial technology firms and the effects of competition in the financial services industry on our business;
• The effectiveness of our risk management and internal disclosure controls and procedures;
• Any failure or interruption of our information and technology systems, including any components provided by a third party;
• Our ability to identify and address cybersecurity threats and breaches;
• Our ability to keep pace with technological changes;
• Our ability to receive dividends from the Bank and satisfy our obligations as they become due;
• The one-time and incremental costs of operating as a public company;
• Our ability to meet our obligations as a public company, including our obligation under Section 404 of Sarbanes-Oxley; and

• The effect of our dual-class structure and the concentrated ownership of our Class B common stock, including beneficial ownership of our shares by the lineal descendants of Gerald Francis Fitzgerald, deceased, and Marjorie Gosselin Fitzgerald, their spouses or surviving spouses, children, and grandchildren, and the spouses of their children and grandchildren (the “Fitzgerald Family”).

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” included in our prospectus dated October 3, 2024, as filed with the U.S. Securities and Exchange Commission in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on October 7, 2024 (the “Prospectus”). Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe such information provides a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance.

Part I - Financial Information
Item 1. Financial Statements

Chain Bridge Bancorp, Inc. and Subsidiary Consolidated Balance Sheets (Dollars in thousands, except per share data) (unaudited)
	September 30, 2024	December 31, 2023[1]
Assets
Cash and due from banks	$11,732	$6,035
Interest-bearing deposits in other banks	628,035	310,732
Total cash and cash equivalents	639,767	316,767
Securities available for sale, at fair value	294,754	258,114
Securities held to maturity, at carrying value, net of allowance for credit losses of $261 and $348, respectively (fair value of $285,780 and $283,916, respectively)	302,348	308,058
Equity securities, at fair value	527	505
Restricted securities, at cost	2,886	2,613
Loans, net of allowance for credit losses of $4,206 and $4,319, respectively	295,826	299,825
Premises and equipment, net of accumulated depreciation of $7,163 and $6,791, respectively	9,613	9,858
Accrued interest receivable	5,360	4,354
Other assets	4,201	5,108
Total assets	$1,555,282	$1,205,202
Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$1,249,724	$766,933
Savings, interest-bearing checking and money market accounts	172,275	328,350
Time, $250 and over	6,589	9,385
Other time	5,280	7,357
Total deposits	1,433,868	1,112,025
Short-term borrowings	10,000	5,000
Accrued interest payable	25	61
Accrued expenses and other liabilities	6,546	4,679
Total liabilities	1,450,439	1,121,765
Commitments and contingencies
Stockholders’ equity
Preferred Stock: [2]
No par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock: [2]
$0.01 par value, 20,000,000 shares authorized, 0 shares issued and outstanding	—	—
Class B Common Stock: [2]
$0.01 par value, 10,000,000 shares authorized, 4,568,920 and 4,568,240 shares issued and outstanding, respectively	46	46
Additional paid-in capital	38,276	38,264
Retained earnings	73,901	56,692
Accumulated other comprehensive loss	(7,380)	(11,565)
Total stockholders’ equity	104,843	83,437
Total liabilities and stockholders’ equity	$1,555,282	$1,205,202
See Notes to Consolidated Financial Statements.
1 Derived from audited financial statements.
2 On October 3, 2024, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which reclassified and converted each outstanding share of the Company’s existing common stock, par value $1.00 per share (“Old Common Stock”), into 170 shares of Class B Common Stock, par value $0.01 per share (the “Reclassification”). The Reclassification also authorized 20,000,000 shares of Class A Common Stock, and 10,000,000 shares of Preferred Stock. Share information is presented on an as adjusted basis giving effect to the Reclassification. Accordingly, all shares and balances relating to Old Common Stock are reflected in Class B Common Stock. See Note 2—Capital Structure in the Notes to Unaudited Consolidated Financial Statements contained within this Form 10-Q.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income
Interest and fees on loans	$3,445	$3,417	$10,115	$10,124
Interest and dividends on securities, taxable	3,573	2,741	9,312	8,360
Interest on securities, tax-exempt	284	304	863	918
Interest on interest-bearing deposits in banks	7,366	1,681	15,568	3,680
Total interest and dividend income	14,668	8,143	35,858	23,082
Interest expense
Interest on deposits	813	861	2,437	2,822
Interest on short-term borrowings	209	96	409	284
Total interest expense	1,022	957	2,846	3,106
Net interest income	13,646	7,186	33,012	19,976
(Recapture of) provision for credit losses
Provision for (recapture of) loan credit losses	(131)	1	(113)	(82)
Provision for (recapture of) securities credit losses	13	6	(297)	804
Total provision for (recapture of) credit losses	(118)	7	(410)	722
Net interest income after provision for (recapture of) credit losses	13,764	7,179	33,422	19,254
Noninterest income
Deposit placement services	2,464	859	5,617	1,106
Service charges on accounts	376	227	1,008	651
Trust and wealth management	243	149	669	407
Gain on sale of mortgage loans	13	—	25	—
Loss on sale of securities	(65)	(30)	(65)	(312)
Other income	49	16	104	89
Total noninterest income	3,080	1,221	7,358	1,941
Noninterest expenses
Salaries and employee benefits	4,280	3,116	11,553	9,237
Professional services	1,206	207	2,154	623
Data processing and communication expenses	669	570	1,928	1,683
Virginia bank franchise tax	253	188	604	564
Occupancy and equipment expenses	236	232	748	695
FDIC and regulatory assessments	212	159	560	443
Directors fees	191	100	523	286
Insurance expenses	61	54	181	166
Marketing and business development costs	47	48	169	170
Other operating expenses	277	207	758	574
Total noninterest expenses	7,432	4,881	19,178	14,441
Net income before taxes	9,412	3,519	21,602	6,754
Income tax expense	1,925	676	4,393	1,237
Net income	$7,487	$2,843	$17,209	$5,517
Earnings per common share, basic and diluted[3]	$1.64	$0.62	$3.77	$1.21

3 Share information for all periods presented gives effect to the Reclassification. All earnings are attributed to Class B shares because no Class A shares were outstanding during the periods presented. The number of basic and diluted shares are the same because there are no potentially dilutive instruments. See Note 2—Capital Structure and Note 9—Earnings Per Share in the Notes to Unaudited Consolidated Financial Statements contained within this Form 10-Q.

See Notes to Consolidated Financial Statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$7,487	$2,843	$17,209	$5,517
Other comprehensive income (loss):
Unrealized holding gain (loss) on securities available for sale	3,972	(1,240)	4,439	354
Income tax (expense) benefit related to above unrealized gain (loss) item	(834)	261	(932)	(74)
Amortization of unrealized holding loss on securities available for sale, transferred to held to maturity	220	280	793	830
Income tax expense related to above amortization item	(46)	(59)	(166)	(174)
Reclassification adjustment for losses included in net income	65	30	65	312
Income tax expense related to above reclassification item	(14)	(6)	(14)	(66)
Other comprehensive income (loss), net of tax	3,363	(734)	4,185	1,182
Comprehensive income	$10,850	$2,109	$21,394	$6,699
See Notes to Consolidated Financial Statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands)
(unaudited)

	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net income	$17,209	$5,517
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	372	243
Premium amortization (discount accretion) and on investment securities, net	(325)	1,263
Recapture of impairment loss on securities previously recognized in earnings	(3)	(12)
Fair value adjustment (gain) loss on equity security	(11)	15
Provision for (recapture of) loan credit losses	(113)	(82)
Provision for (recapture of) securities credit losses	(297)	804
Loss on sale of securities	65	312
Gain on sale of mortgage loans	(25)	—
Origination of loans held for sale	(2,537)	(415)
Proceeds from sale of loans	2,562	—
Changes in assets and liabilities:
Increase in accrued interest receivable and other assets	(1,211)	(585)
Decrease in accrued interest payable, accrued expenses and other liabilities	1,831	244
Net cash provided by operating activities	17,517	7,304
Cash flows from investing activities
Securities available for sale:
Purchases of securities	(111,508)	(3,474)
Proceeds from calls, maturities, paydowns and sales	80,964	28,378
Securities held to maturity:
Proceeds from calls, maturities and paydowns	5,471	248
Purchase of restricted securities, net	(273)	(112)
Reinvestment of dividends on equity security	(11)	(9)
Net decrease in loans	4,112	9,679
Purchases of premises and equipment	(127)	(48)
Net cash (used in) provided by investing activities	(21,372)	34,662
Cash flows from financing activities
Net increase in noninterest-bearing, savings, interest-bearing checking and money market deposits	326,716	109,142
Net (decrease) increase in time deposits	(4,873)	4,673
Increase in short-term borrowings	5,000	—
Proceeds from stock issuance	12	—
Net cash provided by financing activities	326,855	113,815
Net increase in cash and cash equivalents	323,000	155,781
Cash and cash equivalents, beginning of period	316,767	98,663
Cash and cash equivalents, end of period	$639,767	$254,444
Supplemental disclosures of cash flow information
Cash payments for interest	$2,882	$3,087
Cash payments for taxes	$2,551	$1,047
Supplemental disclosures of noncash investing activities
Fair value adjustment for available for sale securities	$4,439	$666
See Notes to Consolidated Financial Statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2024 and 2023
(Dollars in thousands)
(unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	$46	$38,264	$48,121	$(17,648)	$68,783
Adjustment for adoption of ASC 326	—	—	(329)	—	(329)
Net income	—	—	1,048	—	1,048
Other comprehensive income	—	—	—	3,067	3,067
Balance at March 31, 2023	$46	$38,264	$48,840	$(14,581)	$72,569
Adjustment for adoption of ASC 326	—	—	—	—	—
Net income	—	—	1,626	—	1,626
Other comprehensive income	—	—	—	(1,151)	(1,151)
Balance at June 30, 2023	46	38,264	50,466	(15,732)	73,044
Adjustment for adoption of ASC 326	—	—	—	—	—
Net income	—	—	2,843	—	2,843
Other comprehensive income	—	—	—	(734)	(734)
Balance at September 30, 2023	$46	$38,264	$53,309	$(16,466)	$75,153

Balance at December 31, 2023	$46	$38,264	$56,692	$(11,565)	$83,437
Net income	—	—	3,917	—	3,917
Other comprehensive income	—	—	—	235	235
Issuance of common stock	—	12	—	—	12
Balance at March 30, 2024	$46	$38,276	$60,609	$(11,330)	$87,601
Net income	—	—	5,805	—	5,805
Other comprehensive income	—	—	—	587	587
Balance at June 30, 2024	46	38,276	66,414	(10,743)	93,993
Net income	—	—	7,487	—	7,487
Other comprehensive income	—	—	—	3,363	3,363
Balance at September 30, 2024	$46	$38,276	$73,901	$(7,380)	$104,843
See Notes to Consolidated Financial Statements.
* Share information for all periods presented gives effect to the Company’s share Reclassification. Accordingly, all shares and balances relating to Old Common Stock are reflected in Class B Common Stock. See Note 2—Capital Structure in the Notes to Unaudited Consolidated Financial Statements contained within this Form 10-Q.

Chain Bridge Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization and Nature of Operations
Chain Bridge Bancorp, Inc. (the “Company”) is a Delaware corporation and is the registered bank holding company for Chain Bridge Bank, National Association (the “Bank”). Both the Company and Bank have their headquarters and sole executive office in McLean, Virginia.
The Bank operates a model that combines electronic banking channels with its physical banking headquarters in McLean, Virginia, allowing it to serve clients nationally.
The Bank provides a wide range of commercial and personal banking services, including deposit accounts, mortgage financing, various loan products, trust administration, wealth management, and asset custody. The core deposit products offered by the Bank include noninterest-bearing and interest-bearing checking accounts, along with savings accounts. The Bank’s lending portfolio is comprised primarily of mortgage-related loans, with the majority being consumer residential mortgages in the Washington, D.C. area. The Bank offers tailored solutions to individuals, families, businesses, non-profit organizations, and political organizations. The term “political organizations” refers to campaign committees, party committees, separate segregated funds (including trade association political action committees (“PACs”) and corporate PACs), non-connected committees (including independent expenditure-only committees (“Super PACs”), committees maintaining separate accounts for direct contributions and independent expenditures (“Hybrid PACs”), and committees other than authorized campaign committees, or those affiliated therewith, maintained or controlled by a candidate or federal officeholder (“Leadership PACs”)), and other tax-exempt 527 organizations.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2023 and the notes thereto.
The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any other interim period or for the full year.
Principles of Consolidation
The consolidated financial statements include the accounts of Chain Bridge Bancorp, Inc. and its wholly-owned subsidiary, Chain Bridge Bank, National Association. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassification
Certain amounts reported in prior years may be reclassified to conform to the current year’s presentation. There were no reclassifications for the periods reported.
Significant Accounting Policies
The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry. The Company’s significant accounting policies are described in the Note 1 of the “Notes to the Consolidated Financial Statements” included in the audited consolidated financial statements for the fiscal year ended December 31, 2023. There have been no significant changes to the application of significant accounting policies since December 31, 2023.

Notes to Unaudited Consolidated Financial Statements

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Estimates are evaluated on an ongoing basis. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL”) on loans and held to maturity debt securities.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.
Other accounting standards that have been issued by the FASB or other standard setting bodies are not currently expected to have material effect on the Company’s financial position, results of operations or cash flows.

Notes to Unaudited Consolidated Financial Statements

Note 2. Capital Structure

On September 13, 2024, the Company filed a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission (“SEC”) in connection with its initial public offering (“IPO”), as amended on September 30, 2024, and declared effective by the SEC on October 3, 2024 (the “Registration Statement”). On October 7, 2024, the Company issued 1,850,000 shares of Class A common stock, par value of $0.01 (“Class A Common Stock”), at a public offering price of $22.00 per share. On October 7, 2024, the Company completed its IPO and received total net proceeds of $37.1 million, after deducting the underwriters’ discount and reimbursements for the underwriters’ legal and other out of pocket expenditures. The net proceeds less other related expenses, including audit fees, legal fees, listing fees, and other expenses, totaled $33.6 million.

On October 10, 2024, the Company used a portion of the net proceeds to fully repay $10.0 million in short-term borrowings. The Company subsequently closed the line of credit on October 11, 2024.

On November 1, 2024, the Company issued an additional 142,897 shares of Class A Common Stock as a result of the underwriters' exercise of their 30-day option to purchase up to an additional 277,500 shares of its Class A Common Stock. The issuance resulted in net proceeds to the Company of approximately $2.9 million, after deducting underwriting discounts and commissions.

In connection with the IPO, on October 3, 2024, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which established two new classes of common stock, the Class A Common Stock and Class B common stock, par value $0.01 per share (“Class B Common Stock”), and reclassified and converted each outstanding share of the Company’s existing common stock, par value $1.00 per share (“Old Common Stock”), into 170 shares of Class B Common Stock (the “Reclassification”). The Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware also changed the number of authorized shares of Preferred Stock from 100,000 to 10,000,000.

As of September 30, 2024, the Company had 26,876 shares of Old Common Stock issued and outstanding and no shares of Class A Common Stock and Class B Common Stock issued and outstanding. After giving effect to the Reclassification, which was retroactively applied to the financial statements, the Company had no shares of Old Common Stock and Class A Common Stock issued and outstanding and 4,568,920 shares of Class B Common Stock issued and outstanding. Because the Reclassification was applied retroactively to all periods presented, a share that was previously reported as Old Common stock at $1.00 par value and Additional Paid in Capital, is now reported as 170 shares of Class B Common Stock at $0.01 par value and Additional Paid in Capital. The following table sets forth selected balance sheet components as of September 30, 2024:
•On an unadjusted basis, giving no effect to the Reclassification;
•On an as adjusted basis, giving effect to the Reclassification transactions described above; and
•On an as further adjusted basis after giving effect to (1) the Reclassification, (2) the Company’s receipt of the net proceeds from the IPO, after deducting underwriting discounts and commission and other direct expenses of the offering, and (3) the use of a portion of the net proceeds to repay the outstanding principal balance of $10.0 million of borrowings under the Company’s unsecured line of credit with a correspondent bank.

Notes to Unaudited Consolidated Financial Statements

	As of September 30, 2024
	Unadjusted	As adjusted for Reclassification	As Further Adjusted for IPO
(dollars in thousands, except per share data)

Cash and cash equivalents	$639,767	$639,767	$666,293

Debt: Short-term borrowings	$10,000	$10,000	$—

Stockholders’ equity:
Preferred Stock, no par value; 100,000 shares authorized, none issued and outstanding, unadjusted; no par value, 10,000,000 shares authorized, none issued and outstanding, as adjusted for Reclassification and as further adjusted for IPO	$—	$—	$—
Old Common Stock, $1.00 par value; 200,000 shares authorized, 26,876 shares issued and outstanding, unadjusted; no shares authorized, no shares issued and outstanding, as adjusted for Reclassification and as further adjusted for IPO	$27	$—	$—
Class A Common Stock, $0.01 par value; no shares authorized, no shares issued and outstanding, unadjusted; 20,000,000 shares authorized, no shares issued and outstanding, as adjusted for Reclassification; 20,000,000 shares authorized, 1,992,897 shares issued and outstanding, as further adjusted for IPO	$—	$—	$20
Class B Common Stock, $0.01 par value; no shares authorized, no shares issued and outstanding, unadjusted; 10,000,000 shares authorized, 4,568,920 shares issued and outstanding, as adjusted for Reclassification and as further adjusted for IPO	$—	$46	$46
Additional paid-in capital	$38,295	$38,276	$74,782
Retained earnings	$73,901	$73,901	$73,901
Accumulated other comprehensive loss	$(7,380)	$(7,380)	$(7,380)
Total stockholders’ equity	$104,843	$104,843	$141,369

Notes to Unaudited Consolidated Financial Statements

Note 3. Securities & Allowance for Securities Credit Losses
The Company invests in a variety of debt securities, principally obligations of the U.S. government and federal agencies, mortgage backed securities, state and municipal agencies, and corporations. As of September 30, 2024 and December 31, 2023, all debt securities were classified as held to maturity (“HTM”) or available for sale (“AFS”).
Management considers the appropriateness of the accounting treatment applied to the Company’s debt securities portfolio on an ongoing basis. During a prior year, certain AFS bonds were transferred to the HTM portfolio. Bonds selected for transfer included U.S. government and federal agencies, corporate bonds, and state and municipal bonds. The unrealized loss at the time of transfer is being amortized monthly over the remaining lives of the debt securities with an increase to the carrying value of the debt securities and a decrease to the related accumulated other comprehensive loss, which is included in the stockholders’ equity section of the consolidated balance sheets.
The following tables summarize the amortized cost, gross unrealized gains and losses, fair value and allowance for credit losses of AFS and HTM debt securities at September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$131,089	$52	$(1,416)	$129,725	$—
Mortgage backed securities	8,658	—	(429)	8,229	—
Corporate bonds	53,283	62	(750)	52,595	—
State and municipal securities	107,323	88	(3,206)	104,205	—
Total securities available for sale	$300,353	$202	$(5,801)	$294,754	$—
Securities held to maturity:
U.S. government and federal agencies	$122,447	$6	$(7,236)	$115,217	$—
Mortgage backed securities	1,173	—	(1)	1,172	—
Corporate bonds	58,409	90	(1,545)	56,954	(230)
State and municipal securities	120,580	23	(8,166)	112,437	(31)
Total securities held to maturity	$302,609	$119	$(16,948)	$285,780	$(261)
Total securities	$602,962	$321	$(22,749)	$580,534	$(261)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$95,129	$32	$(2,864)	$92,297	$—
Mortgage backed securities	9,247	11	(609)	8,649	—
Corporate bonds	57,304	5	(1,837)	55,472	—
State and municipal securities	106,472	34	(4,810)	101,696	—
Total securities available for sale	$268,152	$82	$(10,120)	$258,114	$—
Securities held to maturity:
U.S. government and federal agencies	$123,938	$—	$(10,069)	$113,869	$—
Mortgage backed securities	1,190	—	(17)	1,173	—
Corporate bonds	59,629	59	(3,027)	56,661	(322)
State and municipal securities	123,649	6	(11,442)	112,213	(26)
Total securities held to maturity	$308,406	$65	$(24,555)	$283,916	$(348)
Total securities	$576,558	$147	$(34,675)	$542,030	$(348)

Notes to Unaudited Consolidated Financial Statements

There were no holdings of municipal or corporate debt that equaled or exceeded 10.0% of stockholders’ equity at September 30, 2024 and December 31, 2023.
There were no securities pledged to secure a line of credit with the Federal Reserve Bank of Richmond, Virginia at September 30, 2024 and December 31, 2023.
Proceeds from calls, maturities, paydowns and sales of debt securities available for sale totaled $81.0 million for the nine months ended September 30, 2024 and $28.4 million for the nine months ended September 30, 2023. Proceeds from calls, maturities, and paydowns of debt securities held to maturity totaled $5.5 million and $248 thousand for the nine month periods ended September 30, 2024 and 2023, respectively.
During the nine months ended September 30, 2024, the Bank sold an AFS bond that was charged off during a prior year for $210 thousand. The proceeds were recorded as a recapture of credit loss. Because this sale did not result in a realized gain or loss on sale of securities, it is excluded from the related tables below.
The proceeds, gross realized gains and losses from sales of debt securities during the three and nine months ended September 30, 2024 and 2023 were as follows (dollars in thousands):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Proceeds from sales of securities	$—	$953	$—	$953
Gross gains	—	—	—	—
Gross losses	—	(65)	—	(65)
Net losses on sale of a securities	$—	$(65)	$—	$(65)
Income tax benefit attributable to realized net losses on sale of securities	$—	$14	$—	$14

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Proceeds from sales of securities	$977	$—	$1,929	$—
Gross gains	—	—	—	—
Gross losses	(30)	—	(312)	—
Net losses on sale of a securities	$(30)	$—	$(312)	$—
Income tax benefit attributable to realized net losses on sale of securities	$6	$—	$66	$—

Management classifies bonds as HTM only when the Company has the ability and intent to hold the bond to maturity, and certain sales or transfers of HTM could call into question management’s ability or intent to hold the remaining HTM bond portfolio to maturity, thereby “tainting” the entire portfolio and triggering a reclassification of the entire portfolio to available for sale. However, there are limited situations, including evidence of deterioration in the issuer’s creditworthiness, in which the Company could sell an HTM bond without tainting the remaining HTM portfolio. During the third quarter of 2024, the Company sold two HTM bonds from a single issuer due to significant documented deterioration of the issuer’s creditworthiness evidenced by the downgrading of the issuer’s public credit rating. The sales are included in the tables above. Under these circumstances, the sale did not taint the HTM portfolio.
The amortized cost and fair value of debt securities by contractual maturity at September 30, 2024 is as follows (dollars in thousands):

Notes to Unaudited Consolidated Financial Statements

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$166,593	$166,033	$16,873	$16,668
After one year through five years	98,391	95,808	189,090	181,392
After five years through ten years	29,950	27,843	92,329	83,923
Over ten years	5,419	5,070	4,317	3,797
Total	$300,353	$294,754	$302,609	$285,780
Expected maturities may differ from contractual maturities if issuers have the right to call or repay obligations with or without prepayment penalties.
The following table shows the gross unrealized losses and fair value of the Company’s AFS debt securities with unrealized losses aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(1)	$10,997	$(1,415)	$46,445	$(1,416)	$57,442
Mortgage backed securities	—	27	(429)	8,170	(429)	8,197
Corporate bonds	(17)	5,454	(733)	37,865	(750)	43,319
State and municipal securities	(27)	6,061	(3,179)	83,089	(3,206)	89,150
Total securities available for sale	$(45)	$22,539	$(5,756)	$175,569	$(5,801)	$198,108

	December 31, 2023
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(16)	$5,860	$(2,848)	$70,906	$(2,864)	$76,766
Mortgage backed securities	—	—	(609)	8,604	(609)	8,604
Corporate bonds	(3)	2,482	(1,834)	51,987	(1,837)	54,469
State and municipal securities	(31)	3,675	(4,779)	89,828	(4,810)	93,503
Total securities available for sale	$(50)	$12,017	$(10,070)	$221,325	$(10,120)	$233,342
In the AFS portfolio at September 30, 2024, 46 out of 61 debt securities of the U.S. government and federal agencies, 15 out of 20 mortgage backed securities, 89 out of 108 corporate bonds, and 269 out of 306 state and municipal securities were in an unrealized loss position. All of the Company’s investment portfolio was evaluated under the monitoring process described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2023, and all investments were deemed investment grade. All of the unrealized losses are attributed to changes in market interest rates, and are not a result of deterioration of creditworthiness among any of the issuers.
Of the total AFS and HTM portfolio at September 30, 2024 and December 31, 2023, 792 and 880 debt securities had unrealized losses with aggregate impairment of 3.8% and 6.0%, respectively, of the Company’s amortized cost basis. These unrealized losses related principally to interest rate movements and not the creditworthiness of the issuer. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its

Notes to Unaudited Consolidated Financial Statements

agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Credit loss allowances for the AFS and HTM portfolios are described in the following sections.
Allowance for Credit Losses—AFS Securities
Management evaluates debt securities to determine whether the unrealized loss is due to credit-related factors or non-credit-related factors. This analysis occurs on a quarterly basis. Consideration is given to the extent to which fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for full recovery of its amortized cost. If the assessment reveals that a credit loss exists, the present value of the expected cash flows of the security is compared to the amortized cost basis of the security. If the present value of future cash flows expected to be collected is less than the amortized cost, an allowance for the credit loss is recorded. The loss is limited by the amount that the amortized cost exceeds fair value.
As of the reporting date, the Company did not intend to sell any of the AFS debt securities, did not expect to be required to sell these debt securities, and expected to recover the entire amortized cost basis of all of the debt securities.
The Company did not record an ACL on the AFS debt securities at September 30, 2024 and December 31, 2023. The Company has evaluated these debt securities for credit-related impairment at the reporting date and concluded that no impairment existed. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports, and correlations between fair value changes and interest rate changes among instruments that are not credit sensitive. All AFS debt securities were current with no debt securities past due or on non-accrual as of September 30, 2024 and December 31, 2023. The Company considers the unrealized losses on the debt securities as of September 30, 2024 and December 31, 2023 to be related to fluctuations in market conditions, primarily interest rates, and is not reflective of deterioration in credit.
The table below presents a rollforward by major security type of the allowance for credit losses on AFS debt securities for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	September 30, 2024
For the nine months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total AFS Securities
Allowance for credit losses:
Beginning balance, December 31, 2023	$—	$—	$—	$—	$—
Provision for (recapture of) credit losses	—	—	(210)	—	(210)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	210	—	210
Ending balance, September 30, 2024	$—	$—	$—	$—	$—

Notes to Unaudited Consolidated Financial Statements

At September 30, 2024, there was no allowance for credit losses on AFS debt securities recorded. During the nine months ended September 30, 2024, the Bank received proceeds totaling $210 thousand for a bond that was fully charged off during 2023, and recorded a recovery of credit loss. The entire ACL recovery during 2024 was recorded in the first quarter.

September 30, 2023
For the nine months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total AFS Securities
Allowance for credit losses:
Beginning balance, December 31, 2022	$—	$—	$—	$—	$—
Impact of adopting ASC 326	—	—	—	—	—
Provision for credit losses	—	—	785	—	785
Write offs charged against the allowance	—	—	(785)	—	(785)
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, September 30, 2023	$—	$—	$—	$—	$—
At September 30, 2023 and December 31, 2023, there was no allowance for credit losses on AFS debt securities recorded. The entire ACL provision recorded for the AFS portfolio during 2023 was recorded in the first quarter and pertained to a holding from a single corporate issuer whose business was ultimately closed by a regulatory authority. The bond, initially classified as HTM, was transferred to the AFS portfolio based on the unlikely collectability of the unsecured bond and significant documented credit deterioration. A portion of the bond was subsequently sold at a loss, and the remaining unsold portion was written off entirely.
Credit Quality Indicators and Allowance for Credit Losses - HTM Securities
The Company evaluates the credit risk of its HTM debt securities on a quarterly basis. The Company estimates expected credit losses on HTM debt securities using an instrument -level process described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2023. The primary indicators of credit quality for the Company’s HTM portfolio are security type, time remaining to maturity, and credit rating. Credit ratings may be influenced by a number of factors including obligor cash flows, geography, seniority and others. The HTM portfolio includes debt securities issued by the U.S. Treasury and agencies of the federal government, and mortgage-backed securities issued by government agencies. These types of investments carry implicit or explicit backing of the U.S. Treasury, and therefore are deemed to carry no credit risk for purposes of the ACL evaluation.
The following table presents the amortized cost of HTM debt securities as of September 30, 2024 and December 31, 2023 by security type and credit rating (dollars in thousands):

	September 30, 2024
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$122,447	$1,173	$18,447	$120,580	$262,647
BBB / BB / B	—	—	39,962	—	39,962
Total	$122,447	$1,173	$58,409	$120,580	$302,609

Notes to Unaudited Consolidated Financial Statements

	December 31, 2023
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$123,938	$1,190	$20,091	$123,168	$268,387
BBB / BB / B	—	—	39,538	481	40,019
Total	$123,938	$1,190	$59,629	$123,649	$308,406
The following tables summarize the change in the allowance for credit losses on HTM debt securities for the three and nine months ended September 30, 2024 and 2023 and the twelve months ended December 31, 2023 (dollars in thousands):

	September 30, 2024
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds		State and Municipal Securities		Total HTM Securities

Allowance for credit losses:
Beginning balance, June 30, 2024	$—	$—	$215		$33		$248
Provision for (recapture of) credit losses	—	—	15		(2)		13
Write offs charged against the allowance	—	—	—		—		—
Recoveries of amounts previously written off	—	—	—		—		—
Ending balance, September 30, 2024	$—	$—	$230	$—	$31	$—	$261

	September 30, 2023
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities

Allowance for credit losses:
Beginning balance, June 30, 2023	$—	$—	$316	$26	$342
Provision for (recapture of) credit losses	—	—	(8)	14	6
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, September 30, 2023	—	—	308	40	348

	September 30, 2024
For the nine months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, December 31, 2023	$—	$—	$322	$26	$348
Provision for (recapture of) credit losses	—	—	(92)	5	(87)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, September 30, 2024	$—	$—	$230	$31	$261

Notes to Unaudited Consolidated Financial Statements

	September 30, 2023
For the nine months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, December 31, 2022	$—	$—	$—	$—	$—
Impact of adopting ASC 326	—	—	303	26	329
Provision for credit losses	—	—	5	14	19
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, September 30, 2023	$—	$—	$308	$40	$348
At September 30, 2024, the Company had no HTM debt securities that were 30 days or more past due as to principal and interest payments. The Company had no debt securities held to maturity classified as non-accrual as of September 30, 2024.
Equity Securities
The Company reported a fair value gain of $18 thousand in its equity security holding during the three month period ended September 30, 2024 and fair value loss of $15 thousand for the three month period ended September 30, 2023. The Company reported a fair value gain of $11 thousand in its equity security holding during the nine month period ended September 30, 2024 and fair value loss of $15 thousand for the nine month period ended September 30, 2023. The gains and losses were reflected in the “other income” component of noninterest income on the consolidated statements of income.
Note 4. Loans and Allowance for Loan Credit Losses
A summary of the composition of the loan portfolio at September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Commercial real estate	$51,387	$60,138
Commercial	11,144	12,438
Residential real estate closed-end	218,129	210,358
Other consumer loans	19,372	21,210
	300,032	304,144
Less allowance for credit losses	(4,206)	(4,319)
Loans, net	$295,826	$299,825
Overdrafts totaling $697 thousand and $10 thousand at September 30, 2024 and December 31, 2023, respectively, were reclassified from deposits to loans.
The totals above include deferred costs (net of deferred fees) of $511 thousand at September 30, 2024 and $466 thousand at December 31, 2023.

Notes to Unaudited Consolidated Financial Statements

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	September 30, 2024
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the three months ended
Allowance for credit losses:
Beginning balance, June 30, 2024	$1,136	$167	$2,756	$278	$4,337
Provision for (recapture of) credit losses	(114)	(3)	18	(32)	(131)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, September 30, 2024	$1,022	$164	$2,774	$246	$4,206

	September 30, 2023
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the three months ended
Allowance for credit losses:
Beginning balance, June 30, 2023	$1,142	$239	$2,793	$225	$4,399
Provision for (recapture of) credit losses	(102)	(48)	170	(19)	1
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, September 30, 2023	$1,040	$191	$2,963	$206	$4,400

	September 30, 2024
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the nine months ended
Allowance for credit losses:
Beginning balance, December 31, 2023	$1,233	$189	$2,668	$229	$4,319
Provision for (recapture of) credit losses	(211)	(25)	106	17	(113)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, September 30, 2024	$1,022	$164	$2,774	$246	$4,206

	September 30, 2023
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the nine months ended
Allowance for credit losses:
Beginning balance, December 31, 2022	$905	$573	$2,650	$354	$4,482
Impact of adopting ASC 326	130	19	(16)	(133)	—
Provision for (recapture of) credit losses	5	(401)	329	(15)	(82)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, September 30, 2023	$1,040	$191	$2,963	$206	$4,400

Notes to Unaudited Consolidated Financial Statements

There were no nonaccrual loans, loans 90 days past due and still accruing, or past due for 30 or more days as of September 30, 2024 and December 31, 2023.
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company’s loan risk grading system and ongoing monitoring process is discussed in Note 1 of the audited consolidated financial statements for the year ended December 31, 2023. The following table presents the outstanding balance of the loan portfolio, by year of origination, loan classification, and credit quality, as of September 30, 2024 and December 31, 2023 (dollars in thousands):

September 30, 2024	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$—	$1,338	$5,458	$8,950	$3,500	$26,581	$—	$3,690	$49,517
Special Mention	—	—	—	—	—	1,526	—	—	1,526
Substandard	—	—	—	—	—	344	—	—	344
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$—	$1,338	$5,458	$8,950	$3,500	$28,451	$—	$3,690	$51,387
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$424	$—	$557	$11	$3	$1,389	$8,760	$—	$11,144
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$424	$—	$557	$11	$3	$1,389	$8,760	$—	$11,144
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Unaudited Consolidated Financial Statements

September 30, 2024	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2024	2023	2022	2021	2020	Prior
Residential real estate closed-end
Pass	$18,574	$17,911	$47,541	$43,650	$23,600	$66,616	$—	$—	$217,892
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	237	—	—	237
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$18,574	$17,911	$47,541	$43,650	$23,600	$66,853	$—	$—	$218,129
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other consumer loans
Pass	$—	$—	$—	$—	$—	$—	$17,869	$1,503	$19,372
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$17,869	$1,503	$19,372
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

December 31, 2023	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2023	2022	2021	2020	2019	Prior
Commercial real estate
Pass	$849	$5,521	$9,327	$3,713	$8,015	$21,875	$—	$8,895	$58,195
Special Mention	—	—	—	—	—	1,570	—	—	1,570
Substandard	—	—	—	—	—	373	—	—	373
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$849	$5,521	$9,327	$3,713	$8,015	$23,818	$—	$8,895	$60,138
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$—	$573	$14	$42	$1,352	$309	$10,148	$—	$12,438
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$—	$573	$14	$42	$1,352	$309	$10,148	$—	$12,438
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Unaudited Consolidated Financial Statements

December 31, 2023	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2023	2022	2021	2020	2019	Prior
Residential real estate closed end
Pass	$20,230	$45,920	$45,528	$25,150	$18,035	$55,253	$—	$—	$210,116
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	242	—	—	242
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$20,230	$45,920	$45,528	$25,150	$18,035	$55,495	$—	$—	$210,358
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer loans
Pass	$—	$—	$32	$—	$—	$—	$17,703	$3,475	$21,210
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$—	$—	$32	$—	$—	$—	$17,703	$3,475	$21,210
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collateral Dependent Loans
FASB ASC Topic 326 describes a collateral-dependent asset as a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on management’s assessment, is experiencing financial difficulty as of the reporting date. Whether the underlying collateral is expected to be a substantial source of repayment for an asset depends on the availability, reliability, and capacity of sources other than the collateral to repay the debt. Collateral-dependent loans are individually evaluated for expected credit losses as of the reporting date, and they are removed from their respective pools of collectively evaluated assets. Expected credit losses for these types of assets are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs. There were no collateral-dependent loans that were individually evaluated for purposes of determining the allowance for credit loss under FASB ASC Topic 326 as of September 30, 2024 and December 31, 2023.
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no loan modifications provided to borrowers exhibiting financial distress during the nine months ended September 30, 2024 and 2023, and there were no such prior modifications in existence during the periods reported. During the reported periods, there were no payment defaults from any such loans during the twelve months preceding the modification because no such modifications were in existence during the periods.
Related Party Loan Transactions
Officers, directors and their affiliates had loans outstanding with the Company of $8.6 million and $6.9 million as of September 30, 2024 and December 31, 2023, respectively. The increase in loans outstanding relates to the cumulative effect of changes in the composition of related parties, due to the hiring of a new officer. These transactions occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons.
Note 5. Deposits
The Bank held no deposits classified as brokered as of September 30, 2024 and December 31, 2023. To achieve full insurance from the Federal Deposit Insurance Corporation (“FDIC”), some of the Bank’s depositors have enrolled in the

Notes to Unaudited Consolidated Financial Statements

IntraFi Cash Service® (“ICS®”) program offered by the Bank through the IntraFi® network. When accounts are enrolled in this service, the Bank must elect, for each account, whether it will receive a reciprocal deposit balance or sell the deposit balance. There were no reciprocal deposits held as of September 30, 2024. At December 31, 2023, the Bank held $177.3 million of reciprocal deposits through ICS® on its consolidated balance sheets. Total ICS® One-Way Sell® deposits of $432.3 million and $130.1 million as of September 30, 2024, and December 31, 2023, respectively, were sold to the network and excluded from the Company’s consolidated balance sheets. The Company receives fee income for sold accounts, which is included in deposit placement services income on the consolidated statements of income.
The Bank’s deposit balances have consistently followed the trend of historic seasonality surrounding federal election cycles, where political organization deposits generally increase in the quarters leading up to federal elections and decline in the quarters during and after the elections. Consistent with this trend, as of September 30, 2024, the Bank maintained elevated deposit levels ahead of the November 2024 federal elections, with deposits reported on the balance sheet totaling $1.4 billion, and One-Way Sell® deposits totaling $432.3 million. Entering the fourth quarter of 2024—the quarter of the 2024 presidential election—between October 1, 2024 and November 12, 2024, the date prior to the filing of this quarterly report, total deposits, including reciprocal ICS® deposits, have ranged from approximately $1.1 billion to $1.4 billion, and ICS® One-Way Sell® accounts have approximately ranged from a minimum of $85.4 million to a maximum of $462.5 million. At the close of business on November 12, 2024, total deposits were $1.2 billion and ICS® One-Way Sell® accounts were $85.4 million. Declines in the volume of deposits retained on the balance sheet will cause net interest income to decrease, and declines in ICS® One-Way Sell® balances will cause noninterest income to decrease. The amount and timing of these deposit inflows and outflows are difficult to predict and may differ from historical patterns.
FDIC deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. The Company estimates uninsured deposits held at the Bank as of September 30, 2024 are $1.2 billion, which is 81.4% of total deposits. The Company estimated uninsured deposits as of December 31, 2023 were $648.0 million, which is 58.3% of total deposits.
There were two clients with an individual deposit balance exceeding 5.0% of total deposits as of September 30, 2024. The total deposit balance related to these clients as of September 30, 2024 was $226.6 million or 15.8% of total deposits. There were no clients whose individual deposit balances exceeded 5.0% of total deposits as of December 31, 2023.
Note 6. Borrowings
Federal Home Loan Bank Advance
The Bank has a secured line of credit with the Federal Home Loan Bank, which is renewed annually in December. The Bank has historically pledged 1-4 family residential real estate loans within the Bank’s loan portfolio to establish credit availability. At September 30, 2024 and December 31, 2023, the secured line of credit had no collateral pledged and therefore no available or outstanding balance.
Short-Term Borrowings
At September 30, 2024 and December 31, 2023, the Company had an unsecured line of credit from a correspondent bank totaling $10.0 million with an outstanding balance of $10.0 million as of September 30, 2024 and $5.0 million as of December 31, 2023. On October 10, 2024, the Company used a portion of the net proceeds from the IPO to fully repay the $10.0 million outstanding balance. The Company subsequently closed the line on October 11, 2024. The interest rate on the line of credit was 7.85% and 7.95% at September 30, 2024 and December 31, 2023, respectively. As of December 6, 2023, the agreement was amended to require payment of a quarterly unused commitment fee at the rate of 1.00% per annum on the undisbursed and uncanceled daily balance during the preceding quarter.
The Bank has unsecured federal fund purchase lines of credit with Community Bankers’ Bank totaling $8.0 million maturing March 12, 2025, First National Bankers’ Bank totaling $10.0 million maturing on June 30, 2025, and Pacific Coast Bankers’ Bank totaling $50.0 million maturing June 30, 2025. The federal funds lines renew annually and balances may remain outstanding for period of up to 10 to 90 consecutive days. The use of the facilities is subject to certain terms and conditions, including those related to the Bank’s financial condition. There were no outstanding federal funds purchased balances as of September 30, 2024 and December 31, 2023.

Notes to Unaudited Consolidated Financial Statements

Note 7. Fair Value Measurements
Determination of Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value measurements and disclosure topic specifies a hierarchy of valuation techniques based on whether the inputs to these valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. U.S. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs.
Fair Value Hierarchy
U.S. GAAP establishes a fair value hierarchy which categorizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of the three levels. These levels are:
Level 1 - Valuation is based on quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2 - Valuation is based on inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.
An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
Securities Available for Sale & Equity Securities
Debt securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity then the security would fall to the lowest level of the hierarchy (Level 3).
The Company’s investment portfolio is valued using fair value measurements that are considered to be Level 1 or Level 2 but may also use Level 3 measurements if required by the composition of the portfolio. The Bank has contracted with a securities portfolio accounting service provider for valuation of its securities portfolio. Most security types are priced using the securities accounting provider’s internally developed pricing software which appraises securities from an online real-time database. Subscription pricing services such as ICE Data Services and Bloomberg Valuation Services may be used to supplement the internal pricing system for security types where the underlying collateral, cash flow projections or trade data is not readily available. If Level 1 or Level 2 inputs are not available, the software may rely upon a discounted cash flow analysis based on the net present value of a security’s projected cash flow to arrive at fair market value. Valuations for direct obligations of the U.S. Treasury, exchange listed stock and preferred stock are obtained from on-line real-time databases.

Notes to Unaudited Consolidated Financial Statements

The securities accounting service provider utilizes proprietary valuation matrices for valuing all municipal securities. The initial curves for determining the price, movement, and yield relationships within the municipal matrices are derived from industry benchmark curves or sourced from a municipal trading desk. The securities are further broken down according to issuer, credit support, state of issuance and rating to incorporate additional spreads to the industry benchmark curves.
The following table presents the balances of financial assets measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Measurements Using
Financial Assets	Balances	Level 1	Level 2	Level 3
As of September 30, 2024:
Available for sale securities:
U.S. government and federal agencies	$129,725	$125,773	$3,952	$—
Mortgage backed securities	8,229	—	8,229	—
Corporate bonds	52,595	492	52,103	—
State and municipal securities	104,205	—	104,205	—
Total available for sale securities	$294,754	$126,265	$168,489	$—
Equity securities	527	527	—	—
Total	$295,281	$126,792	$168,489	$—
As of December 31, 2023:
Available for sale securities:
U.S. government and federal agencies	$92,297	$78,817	$13,480	$—
Mortgage backed securities	8,649	—	8,649	—
Corporate bonds	55,472	475	54,997	—
State and municipal securities	101,696	—	101,696	—
Total available for sale securities	$258,114	$79,292	$178,822	$—
Equity securities	505	505	—	—
Total	$258,619	$79,797	$178,822	$—
Assets Measured at Fair Value on a Non-recurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.
Collateral Dependent Loans
Individually evaluated loans are analyzed to determine whether they are collateral dependent. Any individually evaluated loans, which are deemed to be collateral dependent, with an allocation to the ACL are measured at fair value on a non-recurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses on the consolidated statements of income.
The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property using an income approach or is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair

Notes to Unaudited Consolidated Financial Statements

value adjustments are recorded in the period incurred as a provision for loan credit losses on the consolidated statements of income. There were no collateral dependent loans with a recorded reserve as of September 30, 2024 and December 31, 2023.
Other Real Estate Owned
Other real estate owned (“OREO”) is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held no OREO at September 30, 2024 and December 31, 2023.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2024 or December 31, 2023.
There were no assets measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023.
Fair Value of Financial Instruments
The following tables present the carrying value and estimated fair value including the level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of September 30, 2024:
Financial assets:
Cash and due from banks	$639,767	$639,767	$—	$—	$639,767
Securities available for sale	294,754	126,265	168,489	—	294,754
Securities held to maturity, net	302,348	109,514	176,266	—	285,780
Equity securities	527	527	—	—	527
Restricted securities	2,886	—	2,886	—	2,886
Loans, net	295,826	—	—	286,987	286,987
Accrued interest receivable	5,360	—	5,360	—	5,360
Financial liabilities:
Demand and savings deposits	$1,421,999	$—	$1,249,724	$163,186	$1,412,910
Time deposits	11,869	—	—	11,829	11,829
Short-term borrowings	10,000	—	10,000	—	10,000
Accrued interest payable	25	—	25	—	25

Notes to Unaudited Consolidated Financial Statements

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of December 31, 2023:
Financial assets:
Cash and due from banks	$316,767	$316,767	$—	$—	$316,767
Securities available for sale	258,114	79,292	178,822	—	258,114
Securities held to maturity, net	308,058	106,837	177,079	—	283,916
Equity securities	505	505	—	—	505
Restricted securities	2,613	—	2,613	—	2,613
Loans, net	299,825	—	—	280,352	280,352
Accrued interest receivable	4,354	—	4,354	—	4,354
Financial liabilities:
Demand and savings deposits	$1,095,283	$—	$766,933	$299,765	$1,066,698
Time deposits	16,742	—	—	16,600	16,600
Short-term borrowings	5,000	—	5,000	—	5,000
Accrued interest payable	61	—	61	—	61
Note 8. Accumulated Other Comprehensive Loss
The following table presents the changes in each component in accumulated other comprehensive income (loss), net of tax for the nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Unrealized Gain (Loss) on Available for Sale Securities	Unrealized Gain (Loss) on Securities Transferred from Available for Sale to Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(13,135)	$(4,513)	$(17,648)
Unrealized holding gains, net of tax of $74	280	—	280
Amortization of unrealized holding losses, net of tax of $174	—	656	656
Reclassification adjustment, net of tax of $66	246	—	246
Balance at September 30, 2023	$(12,609)	$(3,857)	$(16,466)
Balance at December 31, 2023	$(7,931)	$(3,634)	$(11,565)
Unrealized holding gains, net of tax of $932	3,507	—	3,507
Amortization of unrealized holding losses, net of tax of $166	—	627	627
Reclassification adjustment, net of tax of $14	—	51	51
Balance at September 30, 2024	$(4,424)	$(2,956)	$(7,380)

The following table presents the amounts reclassified out of accumulated other comprehensive loss, net of tax for the period ending September 30, 2024 (dollars in thousands):

	September 30, 2024	Line Item in the Consolidated Statements of Income
Securities held to maturity
Net securities loss reclassified into earnings	$(65)	Loss on sale of securities
Related income tax benefit	14	Income tax expense
Total reclassifications into net income	$(51)	Net of tax

Notes to Unaudited Consolidated Financial Statements

The following table presents the amounts reclassified out of accumulated other comprehensive loss, net of tax for the period ending September 30, 2023 (dollars in thousands):

	September 30, 2023	Line Item in the Consolidated Statements of Income
Securities available for sale
Net securities loss reclassified into earnings	$(312)	Loss on sale of securities
Related income tax benefit	66	Income tax expense
Total reclassifications into net income	$(246)	Net of tax

Notes to Unaudited Consolidated Financial Statements

Note 9. Earnings Per Share

Effective October 3, 2024, and pursuant to the stock Reclassification described in Note 2 - Capital Structure, the Company’s stock is comprised of two classes: Class A Common Stock and Class B Common Stock. Except in regard to voting and conversion rights, the rights of Class A Common Stock and Class B Common Stock are identical, and the classes rank equally and share ratably with regard to all other matters. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock.

On October 3, 2024, 26,876 existing shares of Old Common Stock held by the company’s pre-IPO investors were reclassified into 4,568,920 shares of Class B Common Stock. In connection with the IPO, the Company issued 1,850,000 shares of Class A Common Stock on October 7, 2024 and 142,897 shares of Class A Common Stock on November 1, 2024. See Note 2—Capital Structure in the Notes to Unaudited Consolidated Financial Statements contained within this Form 10-Q for further information regarding the stock Reclassification and the IPO.

When declared by the Company’s Board of Directors, holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends equally and ratably on a per-share basis. The Company did not pay dividends to any stockholder during 2023 or the nine-month period ending September 30, 2024.

Under the two-class method, earnings available to common stockholders are allocated ratably on a per-share basis between Class A Common Stock and Class B Common Stock. The table below provides a reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share computations. The table gives effect to the Reclassification of 26,876 shares of Old Common Stock into 4,568,920 shares of Class B Common Stock on October 3, 2024. It does not give effect to the issuance of 1,850,000 and 142,897 shares of Class A Common Stock issued in connection with the IPO on October 7, 2024 and November 1, 2024, respectively, and there were no shares of Class A Common Stock outstanding during any of the periods reported. The number of basic and diluted shares are the same because there are no potentially dilutive instruments.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023

Net Income	$7,487	$2,843	$17,209	$5,517
Dividends declared on common stock
Class A Common Stock	$—	$—	$—	$—
Class B Common Stock	$—	$—	$—	$—
Undistributed net income for basic and diluted earnings per share	$7,487	$2,843	$17,209	$5,517

Weighted average shares outstanding
Class A Common Stock	—	—	—	—
Class B Common Stock	4,568,920	4,568,240	4,568,920	4,568,240
Weighted average shares outstanding, basic and dilutive	4,568,920	4,568,240	4,568,920	4,568,240

Notes to Unaudited Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Earnings per common share, basic and diluted
Class A Common Stock
Per share dividends distributed	$—	$—	$—	$—
Undistributed earnings per share	—	—	—	—
Total basic and diluted earnings per share - Class A Common Stock	$—	$—	$—	$—

Class B Common Stock
Per share dividends distributed	$—	$—	$—	$—
Undistributed earnings per share	1.64	0.62	3.77	1.21
Total basic and diluted earnings per share - Class B Common Stock	$1.64	$0.62	$3.77	$1.21

Note 10. Subsequent Events

There were no subsequent events other than those disclosed in Note 2. Capital Structure, Note 5. Deposits, and Note 6. Borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2023 included in our Prospectus. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements” as well as the section entitled “Risk Factors” in our Prospectus. We assume no obligation to update any of these forward-looking statements except to the extent required by law.
The following discussion relates to our historical results, on a consolidated basis. Because we conduct all our material business operations through our wholly owned subsidiary, Chain Bridge Bank, N.A., the discussion and analysis primarily focus on activities conducted at the subsidiary level.
Introduction
Chain Bridge Bancorp, Inc. (the “Company”) is a Delaware-chartered bank holding company and the parent of its wholly-owned subsidiary, Chain Bridge Bank, N.A. (the “Bank”), a nationally chartered commercial bank with fiduciary powers granted by the Office of the Comptroller of the Currency (the “OCC”). The Company was incorporated on May 26, 2006, and the Bank opened on August 6, 2007. The Company conducts substantially all of its operations through the Bank and has no other subsidiaries.
We offer a range of commercial and personal banking services, including deposits, treasury management, payments, loans, commercial lending, residential mortgage financing, consumer loans, trusts and estate administration, wealth management, and asset custody.
Our mission is to deliver exceptional banking and trust services nationwide, blending financial strength, personalized service, and advanced technology to offer tailored solutions to businesses, non-profit organizations, political organizations, individuals, and families. We aspire to grow responsibly by adapting our personalized service and advanced technology solutions to our clients’ evolving needs while emphasizing liquidity, asset quality, and financial strength. We aim to be recognized for our “Strength, Service, Solutions: Your Bridge to Better Banking Nationwide.”

Reclassification and Initial Public Offering

On October 3, 2024, in connection with its initial public offering (the “IPO”) Class A common stock, par value $0.01 per share (“Class A Common Stock”), the Company reclassified and converted each outstanding share of the Company’s existing common stock, par value $1.00 per share, into 170 shares of Class B common stock, par value $0.01 per share (“Class B Common Stock”) (the “Reclassification”).

On October 7, 2024, the Company completed an offering of 1,850,000 shares of Class A Common Stock and received net proceeds of approximately $33.6 million after deducting underwriting discounts and commissions and estimated offering expenses. On November 1, 2024, the Company issued an additional 142,897, shares of Class A Common Stock as a result of the underwriters’ exercise of their 30-day option to purchase up to an additional 277,500 shares of its Class A Common Stock, resulting in net proceeds to the Company of approximately $2.9 million, after deducting underwriting discounts and commissions and estimated offering expenses.

Share information in this Quarterly Report on Form 10-Q is presented on an as adjusted basis giving effect to the Reclassification.

Nine Months ended September 30, 2024 Highlights
Highlights of our results of operations and financial condition as of and for the nine months ended September 30, 2024 are provided below.
Financial Performance
•Consolidated net income was $17.2 million for the nine months ended September 30, 2024, compared to $5.5 million for the nine months ended September 30, 2023. Earnings per share for the nine months ended September 30, 2024 were $3.77, compared to $1.21 for the nine months ended September 30, 2023.4
•Net interest income, before provision for, or recapture of, credit losses, was $33.0 million for the nine months ended September 30, 2024, compared to $20.0 million for the nine months ended September 30, 2023. Net interest income, after provision for, or recapture of, credit losses was $33.4 million for the nine months ended September 30, 2024, compared to $19.3 million for the nine months ended September 30, 2023.
•Return on average equity was 25.00% for the nine months ended September 30, 2024, compared to 10.10% for the nine months ended September 30, 2023. Return on average assets for the nine months ended September 30, 2024 was 1.79%, compared to 0.72% for the nine months ended September 30, 2023.
•Yield on average earning assets was 3.77% for the nine months ended September 30, 2024, compared to 3.05% for the nine months ended September 30, 2023. Cost of funds decreased to 0.32% for the nine months ended September 30, 2024 from 0.44% for the nine months ended September 30, 2023.
Balance Sheet
•Total assets were $1.6 billion as of September 30, 2024, compared to $1.2 billion as of December 31, 2023. Total deposits were $1.4 billion as of September 30, 2024, compared to $1.1 billion as of December 31, 2023. Excluded from these totals are One-Way Sell® deposits, which were placed at other banks through the IntraFi Cash Service® (“ICS®”) network. These One-Way Sell® deposits amounted to $432.3 million as of September 30, 2024, compared to $130.1 million as of December 31, 2023.
•No non-performing assets or other real estate owned (“OREO”) were reported as of September 30, 2024 or December 31, 2023.
•Cash balances held at the Federal Reserve were $627.0 million as of September 30, 2024, compared to $309.8 million as of December 31, 2023.
•As of September 30, 2024, the Bank’s total investment debt securities portfolio balance was $597.1 million, compared to $566.2 million as of December 31, 2023.
•Book value per share was $22.95 as of September 30, 2024, compared to $18.26 as of December 31, 2023.
•As of September 30, 2024, the Bank exceeded the minimum requirements to be well-capitalized for bank regulatory purposes, with a total risk-based capital ratio of 29.29% and a tier 1 risk-based capital ratio of 28.17%.
•As of September 30, 2024, our liquidity ratio was 85.31%, compared to 78.75% as of December 31, 2023.
Significant Factors Impacting Our Business, Financial Condition and Results of Operations
Several key factors impact our financial performance:
Short-term interest rates: The cyclical nature of our balance sheet and our focus on liquidity cause our primary revenue source, net interest income, to be highly correlated to short-term interest rates. We strive to maintain high liquidity and low loan-to-deposit ratios. Higher rates generally increase our net interest income because of our high levels of liquid interest-earning assets and low levels of interest-bearing deposits and borrowings. Conversely, if short-term interest rates fall, our net interest income would likely decrease due to our high levels of cash. The Federal Reserve began reducing its target federal funds rate in September 2024, and as short-term rates decline, our net interest income will be adversely affected. This relationship between our revenue and the yield curve may differ from that of banks that have lower levels of cash and liquidity and higher loan-to-deposit ratios.
Political organizations and federal election cycles: We provide deposit services to a wide range of political organizations, including political committees registered with the Federal Election Commission (“FEC”), such as campaign committees, party committees, and PACs and Super PACs, and other tax-exempt 527 organizations. These accounts are often associated with firms that provide treasury, legal or regulatory compliance services to political organizations. We estimate that at least a majority of our deposits were sourced from political organizations as of September 30, 2024.
4 All earnings are attributed to Class B shares because no Class A shares were outstanding during the periods presented.

Federal election cycles significantly affect our deposit levels. These cycles also impact revenue-generating activities, such as wire transfers, payments, check processing, debit card usage, and treasury management services. Historically, in the quarters leading up to federal elections, especially presidential elections, our deposits, net interest income, and noninterest income generally increase. In the quarters during and after a federal election, we usually experience an outflow of our political organization deposits, causing our balance sheet and revenue to decline until clients resume fundraising for the next election cycle. As of September 30, 2024, the Bank experienced elevated deposit levels ahead of the November 2024 presidential election, consistent with patterns observed in previous election cycles.

Between October 1, 2024, and November 12, 2024, deposits from political organizations declined. The Bank expects deposit outflows to continue through the end of the fourth quarter of 2024 and into early 2025. The deposit outflows observed between October 1, 2024, and November 12, 2024, occurred at levels consistent with patterns we have experienced during prior federal election cycles. See Note 5—Deposits in the Notes to Unaudited Consolidated Financial Statements contained within this Form 10-Q. However, future deposit levels and the timing of deposit fluctuations are difficult to predict and may differ from historical patterns. Our political organization clients are overwhelmingly affiliated with the Republican Party, and, as a result of the November 2024 federal elections, our clients’ post-election fundraising activities and deposit trajectories may be impacted. While we have previously provided banking services to certain key political organizations during election cycles, there is no assurance that we will be selected to provide such services in the future. Changes in deposit levels could materially impact our financial condition and results of operations, as discussed in the “Risk Factors” section in our Prospectus. To mitigate the risks associated with deposit seasonality, we aim to maintain a relatively high level of cash reserve deposits at the Federal Reserve.
Lending approach: Our lending policies are designed to manage credit risk. We seek borrowers with a strong capacity to repay, who have good financial habits, are generally debt averse, and prefer to repay loans quickly. We aim to mitigate credit risk on commercial loans with appropriate structuring, reasonably margined collateral, personal guarantees, a primary deposit relationship, and sometimes compensating balances. Our lending policies typically attract borrowers who may qualify for lower borrowing rates, which may result in lower yields for us.
Economic conditions: General economic conditions, including conditions in the Washington, D.C. metropolitan area, and government spending influence our deposit levels and earnings. As of September 30, 2024, we estimate that at least a majority of our deposit balances were sourced from political organizations, which we believe makes us less dependent on the broader economy. However, if the economy worsens, some political donors may contribute less, negatively impacting our deposit levels and income. In addition, a national or regional recession could increase the risk of loan defaults and negatively affect our municipal and corporate bonds, potentially leading to defaults. In particular, significant changes in government spending, particularly federal budget cuts, could adversely affect the Washington, D.C. metropolitan area economy and, consequently, our loan performance and deposit levels. Such changes may also impact the value of our investment securities portfolio, which includes U.S. government, municipal, and corporate bonds. Finally, rising inflation can increase our operational costs, including labor and technology expenses, while also potentially diminishing the purchasing power of our clients, further impacting our deposit and loan levels.
Monetary Policy: We rely on the Federal Reserve’s payment of interest on reserve balances as a source of interest income. The rate of interest on reserve balances is determined by the Federal Reserve. The Federal Reserve has historically adjusted its interest on reserves rate in conjunction with the federal funds rate. Because this rate affects other money market yields, it can have a significant impact on our interest income. We are most exposed to monetary policy during federal election years such as in 2024 when campaign-related deposits rise and we match those liabilities with short-term assets such as Federal Reserve cash balances, which reprice immediately, and Treasury bills. Although higher interest rates decrease the value of our investment securities portfolio, they increase our interest income. While we have recently benefited from high short-term rates, the Federal Reserve began reducing its target federal funds rate in 2024. To the extent short-term rates decline, our net interest income will be adversely affected. The Federal Reserve has additional monetary tools that can impact our interest income through changes in rates, such as the overnight reverse repo rate and open market operations.
Regulatory and Supervisory Environment: We incur significant costs due to our regulation and supervision by the federal government. As a bank holding company, we are subject to comprehensive supervision and regulatory oversight by the Federal Reserve. The Bank’s primary regulator and supervisor is the OCC, which through regular examinations oversees our operations, risk management, compliance, and corporate governance. The Bank is also subject to FDIC secondary regulatory oversight that focuses on insurance standards, risk management practices, and overall regulatory compliance. We pay assessments to the FDIC and the OCC for their insurance and supervision. In addition, we manage our balance sheet to meet regulatory standards, such as capital ratio requirements. Failure to meet these standards may result in corrective actions, restrictions, and increased scrutiny from federal regulators. By adhering to these requirements, we aim to maintain our financial health and strengthen our market position. See “Supervision and Regulation.”

Uninsured Deposits: Most of our deposits come from commercial clients rather than retail clients, resulting in a relatively high level of account balances exceeding the FDIC coverage limits. As of September 30, 2024, we estimate that approximately 81.4% of our total deposits were not insured by the FDIC. To manage the associated risks, we aim to maintain high levels of liquidity, asset quality, and financial strength.
For clients with uninsured balances, we offer access to additional FDIC insurance coverage by placing their deposits in increments within the insurance limits at other banks through the ICS® network. We typically earn fee income from ICS® for deposits that are placed at other banks as One-Way Sell® deposits, or we earn interest income when we choose to receive reciprocal deposits through ICS®. Using the ICS® program helps us to manage the size of our balance sheet. See “— Financial Condition — Deposits” below.
Public Company Costs: In preparation for, and following the completion of, our IPO, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. We expect that these costs will include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, requires public companies to implement specified corporate governance practices that are now applicable to us as a public company. These additional rules and regulations will increase our legal, regulatory and financial compliance costs and will make some activities more time consuming and costly.
Primary Factors Used to Evaluate Our Business
The most significant factors we use to evaluate our business and results of operations are net income, return on average equity, return on average assets and return on average risk-weighted assets. We also use net interest income, noninterest income and noninterest expense.
Net Income. Our net income depends substantially on net interest income, which is the difference between interest earned on interest-earning assets (usually interest-bearing cash, investment securities and loans) and the interest expense incurred in connection with interest-bearing liabilities (usually interest-bearing deposits and borrowings). Our net income also depends on noninterest income, which is income generated other than by our interest-earning assets. Other factors that influence our net income include our provisions for credit losses, income taxes, and noninterest expenses, which include our fixed and variable overhead costs and other miscellaneous operating expenses.
Return on Average Equity. We use return on average equity to assess our effectiveness in utilizing stockholders’ equity to generate net income. In determining return on average equity for a given period, net income is divided by the average stockholders’ equity for that period.
Return on Average Assets. We monitor return on average assets to measure our operating performance and to determine how efficiently our assets are being used to generate net income. In determining return on average assets for a given period, net income is divided by the average total assets for that period.
Return on Average Risk-Weighted Assets. We use return on average risk-weighted assets to measure how efficiently our assets are being used to generate net income on a risk-adjusted basis. Return on average risk-weighted assets is calculated as annualized net income divided by the average of quarter end risk-weighted assets over the period observed.
Net Interest Income. Net interest income, representing interest income less interest expense, is the largest component of our net income. The level of net interest income is primarily a function of the average balance of interest-earning assets, the average balance of interest-bearing liabilities and the spread between the realized yield on such assets and the cost of such liabilities. Net interest income is impacted by the relative mix of interest-earning assets and interest-bearing liabilities and movements in market interest rates. Net interest income and net interest margin in any one period can be significantly affected by a variety of factors, including the mix and overall size of our earning assets portfolio and the cost of funding those assets. Management calculates the cost of funds performance indicator to monitor funding costs. Cost of funds is calculated as total interest expense divided by the sum of average total interest-bearing liabilities and average demand deposits.
Noninterest Income. Noninterest income consists primarily of service charge income earned from deposit placement services, service charges on accounts, revenue from trust and wealth management services, gains on sale of mortgage loans, net gains or losses on sales of securities and other income. The Company records as noninterest income deposit placement services income for One-Way Sell® deposits which are sold into the ICS® network. See “— Financial Condition

— Deposits” for more information on these deposits. Service charges on deposit accounts include fees earned from monthly service charges, account analysis charges and interchange fee income. It also includes fees charged for transaction activities such as wire transfers, cash letters and overdrafts. Trust and wealth management income represents monthly service charges due from clients for managing and administering clients’ assets. Services include investment management and advisory services, custody of assets, trust services, and financial planning. Other income primarily relates to rental income and other minor items.
Noninterest Expense. Noninterest expense relates to fixed and variable overhead costs, the largest component of which is personnel expenses, including salaries and employee benefits. Certain expenses tend to vary based on the volume of activity and other factors, including data processing and communication expenses, occupancy, equipment expense, regulatory assessments and fees, marketing and business development costs, insurance expenses and other operating expenses.
Data processing and communication expenses primarily relate to expenses paid to third party providers of core processing, cloud computing and cybersecurity, a substantial component of which is paid to a core technology provider we rely on for the banking software used by our clients and back office functions. Professional services expenses include internal and external audit, legal, loan review, compliance audit and compliance monitoring fees. Occupancy and equipment expenses include depreciation for buildings and improvements, fixtures and furniture, equipment, and technology related items as well as building related expenses such as utilities and maintenance costs. The Commonwealth of Virginia levies a capital-based franchise tax on banks operating within the state, replacing the state income tax. FDIC and regulatory assessments represent costs incurred to cover quarterly or semi-annual payments to the FDIC or OCC for their insurance or supervision. FDIC assessments are based on a complicated matrix of factors to form an assessment rate, which is then applied to a base of quarterly average assets less quarterly tangible equity. Directors’ fees represent fees paid to our directors for board or committee meetings. Marketing and business development costs include sponsorships, membership dues, as well as marketing and advertising costs, which are subject to normal variability based on the volume and cost of sponsorship and business development activities. Insurance expenses include costs for coverage of fidelity bond, professional liability, property and casualty, workers compensation and cyber liability policies. Other operating costs include other operating and administrative costs such as other vendor and employee costs, postage and printing, office supplies, and subscriptions.
As discussed above, we expect our noninterest expenses to increase as a result of the additional costs associated with being a public company.
Primary Factors Used to Evaluate Our Financial Condition
The most significant factors we use to evaluate and manage our financial condition include liquidity, asset quality and capital.
Liquidity. Maintaining an adequate level of liquidity depends on our ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting our daily operations or the financial condition of the Bank. Because transaction account deposits form a primary source of our funding, and generally can be withdrawn on demand, managing our liquidity is a top priority. Our account at the Federal Reserve, which held $627.0 million as of September 30, 2024, is a primary source of our liquidity for daily and ongoing activities.
Asset Quality. We monitor the quality of our assets based upon several factors, including the level and severity of deterioration in borrower cash flows and asset quality. We aim to adjust the allowance for credit losses to reflect loan volumes, identified credit and collateral conditions, economic conditions and other qualitative factors.
Capital. We manage capital to comply with our internal planning targets and regulatory capital standards. We monitor capital levels on an ongoing basis, perform periodic evaluations under stress scenarios and project capital levels in connection with our strategic goals to ensure appropriate capital levels. We evaluate a number of capital ratios, including Tier 1 capital to total quarterly average assets (the leverage ratio) and total Tier 1 capital to risk weighted assets.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements according to generally accepted accounting principles in the United States (“GAAP”). Preparing these statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the balance sheet and the reported amounts of revenues and expenses during the reporting period. We believe that the estimates most susceptible to significant change in the near term relate to determining the allowance for credit losses on loans and held-to-maturity securities. Our significant accounting policies and the effects of new accounting pronouncements are detailed in Note 1, “Organization and Summary of Significant Accounting Policies,” to our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus.
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	For Three Months Ended September 30,				For Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest and dividend income	$14,668	$8,143	$6,525	80.1%	$35,858	$23,082	$12,776	55.4%
Interest expense	1,022	957	65	6.8%	2,846	3,106	(260)	(8.4%)
Net interest income	13,646	7,186	6,460	89.9%	33,012	19,976	13,036	65.3%
(Recapture of) provision for credit losses	(118)	7	(125)	N/M	(410)	722	(1,132)	N/M
Net interest income after (recapture of) provision for credit losses	13,764	7,179	6,585	91.7%	33,422	19,254	14,168	73.6%
Noninterest income	3,080	1,221	1,859	152.3%	7,358	1,941	5,417	279.1%
Noninterest expense	7,432	4,881	2,551	52.3%	19,178	14,441	4,737	32.8%
Net income before taxes	9,412	3,519	5,893	167.5%	21,602	6,754	14,848	219.8%
Income tax expense	1,925	676	1,249	184.8%	4,393	1,237	3,156	255.1%
Net income	$7,487	$2,843	$4,644	163.3%	$17,209	$5,517	$11,692	211.9%
__________
NM — Comparisons from positive to negative values or to zero values are considered not meaningful.
For the three months ended September 30, 2024, our net income increased by $4.6 million compared to the three months ended September 30, 2023, primarily due to a $6.5 million, or 89.9%, increase in net interest income. Earnings also benefited from a $1.9 million increase in noninterest income, derived primarily from fee income earned from One-Way Sell® deposit accounts. An increase of $2.6 million in noninterest expense, driven most notably by increases in employment and professional services costs, partially offset these positive earnings components.
For the nine months ended September 30, 2024, our net income increased by $11.7 million compared to the nine months ended September 30, 2023, primarily due to a $13.0 million, or 65.3%, increase in net interest income. Earnings also benefited from a $5.4 million increase in noninterest income, derived primarily from fee income earned from One-Way Sell® deposit accounts, and a $1.1 million reduction of the credit loss provision, primarily resulting from the partial recovery of a bond in the first quarter of 2024 that was charged off during the first quarter of 2023, and a recapture of the provision for bond credit losses as shorter maturity periods result in a lower credit risk rating. An increase of $4.7 million in noninterest expense, driven most notably by increases in employment and professional services costs associated with the stock Reclassification, partially offset these positive earnings components.

Net Interest Income Analysis
Our operating results depend primarily on our net interest income, which is calculated as the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Interest and dividend income consists of interest and fees on loans, interest and dividends on taxable and tax-exempt securities, and interest on interest-bearing deposits in banks. Interest expense consists of interest we pay on deposits and short-term borrowings.

	For Three Months Ended, September 30,				For Nine Months Ended, September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Interest and dividend income
Interest and fees on loans	$3,445	$3,417	$28	0.8%	$10,115	$10,124	$(9)	(0.1%)
Interest and dividends on securities, taxable	3,573	2,741	832	30.4%	9,312	8,360	952	11.4%
Interest on securities, tax exempt	284	304	(20)	(6.6%)	863	918	(55)	(6.0%)
Interest on interest-bearing deposits in banks	7,366	1,681	5,685	338.2%	15,568	3,680	11,888	323.0%
Total interest and dividend income	14,668	8,143	6,525	80.1%	35,858	23,082	12,776	55.4%
Interest expense
Interest on deposits	813	861	(48)	(5.6%)	2,437	2,822	(385)	(13.6%)
Interest on short-term borrowings	209	96	113	117.7%	409	284	125	44.0%
Total interest expense	1,022	957	65	6.8%	2,846	3,106	(260)	(8.4%)
Net interest income	$13,646	$7,186	$6,460	89.9%	$33,012	$19,976	$13,036	65.3%

Interest income and expense are affected by fluctuations in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of these rate and volume factors. The following table presents an analysis of net interest income and net interest margin for the periods indicated. We divide each asset or liability segment’s income or expense by its average daily balance to calculate the average yield or cost.

	Three Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$540,419	$7,366	5.42%	$122,958	$1,681	5.42%
Investment securities, taxable[1]	550,044	3,573	2.58%	522,947	2,741	2.08%
Investment securities, tax exempt[1]	62,876	284	1.80%	66,701	304	1.81%
Loans	301,836	3,445	4.54%	313,248	3,417	4.33%
Total interest-earning assets	1,455,175	14,668	4.01%	1,025,854	8,143	3.15%
Less allowance for credit losses	(4,584)			(4,758)
Noninterest-earning assets	18,588			10,498
Total assets	$1,469,179			$1,031,594
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings, interest-bearing checking and money market accounts	$207,387	$727	1.39%	$266,380	$736	1.10%
Time deposits	11,887	86	2.88%	17,567	125	2.82%
Short-term borrowings	10,000	209	8.31%	5,000	96	7.62%
Total interest-bearing liabilities	229,274	1,022	1.77%	288,947	957	1.31%
Noninterest-bearing liabilities
Demand deposits	1,134,556			663,920
Other liabilities	5,743			3,774
Total liabilities	1,369,573			956,641
Stockholders’ equity	99,606			74,953
Total liabilities and stockholders’ equity	$1,469,179			$1,031,594
Net interest income		$13,646			$7,186
Net interest margin			3.73%			2.78%
__________
1Average balances for securities transferred from AFS to HTM at fair value are shown at carrying value. Average balances for AFS and all other HTM bonds are shown at amortized cost.

	Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$380,955	$15,568	5.46%	$95,959	$3,680	5.13%
Investment securities, taxable[1]	524,889	9,312	2.37%	532,866	8,360	2.10%
Investment securities, tax exempt[1]	63,693	863	1.81%	67,376	918	1.82%
Loans	302,624	10,115	4.46%	317,120	10,124	4.27%
Total interest-earning assets	1,272,161	35,858	3.77%	1,013,321	23,082	3.05%
Less allowance for credit losses	(4,644)			(4,807)
Noninterest-earning assets	16,499			10,643
Total assets	$1,284,016			$1,019,157
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings, interest-bearing checking and money market accounts	$221,488	$2,133	1.29%	$291,959	$2,435	1.12%
Time deposits	13,911	304	2.92%	18,402	387	2.81%
Short-term borrowings	6,752	409	8.09%	5,220	284	7.27%
Total interest-bearing liabilities	242,151	2,846	1.57%	315,581	3,106	1.32%
Noninterest-bearing liabilities:
Demand deposits	944,693			626,949
Other liabilities	5,233			3,568
Total liabilities	1,192,077			946,098
Stockholders’ equity	91,939			73,059
Total liabilities and stockholders’ equity	$1,284,016			$1,019,157
Net interest income		$33,012			$19,976
Net interest margin			3.47%			2.64%
__________
1Average balances for securities transferred from AFS to HTM at fair value are shown at carrying value. Average balances for AFS and all other HTM bonds are shown at amortized cost.

The rate/volume table below presents the composition of the change in net interest income for the periods indicated, as allocated between the change in net interest income due to a change in the volume of average earning assets and interest-bearing liabilities, and the changes in net interest income that are due to changes in average rates. Volume and rate changes are allocated on a consistent basis using the respective percentage changes in average balances and average rates.

	For the three months ended September 30, 2024 compared to 2023			For the nine months ended September 30, 2024 compared to 2023

	Increase (decrease) due to change in:
(dollars in thousands)	Average volume	Average rate	Total	Average volume	Average rate	Total
Interest-earning assets
Interest-bearing deposits in other banks	$5,687	$(2)	$5,685	$10,943	$945	$11,888
Taxable investment securities	134	698	832	(118)	1,070	952
Non-taxable investment securities	(18)	(2)	(20)	(49)	(6)	(55)
Loans	(133)	161	28	(454)	445	(9)
Total increase (decrease) in interest income	$5,670	$855	$6,525	$10,322	$2,454	$12,776
Interest-bearing liabilities
Savings, interest-bearing checking and money market accounts	$(165)	$156	$(9)	$(586)	$284	$(302)
Time deposits	(41)	2	(39)	(94)	11	(83)
Short-term borrowings	95	18	113	84	41	125
Total increase (decrease) in interest expense	$(111)	$176	$65	$(596)	$336	$(260)
Increase (decrease) in net interest income	$5,781	$679	$6,460	$10,918	$2,118	$13,036
For the three months ended September 30, 2024, our net interest income increased by $6.5 million, or 89.9%, compared to the three months ended September 30, 2023, primarily driven by a $417.5 million increase in the average volume of interest-bearing deposits in other banks, principally at the Federal Reserve. This increase was primarily due to cyclical inflows of deposits from political organizations ahead of the 2024 federal elections, which started building in the second half of 2023 and were invested in interest-earning assets, such as reserves at the Federal Reserve. As a result, our net interest margin increased to 3.73% for the three months ended September 30, 2024, from 2.78% for the three months ended September 30, 2023.
For the nine months ended September 30, 2024, our net interest income increased by $13.0 million, or 65.3%, compared to the nine months ended September 30, 2023, primarily driven by a $285.0 million increase in the average volume of interest-bearing deposits in other banks, principally at the Federal Reserve. This increase was primarily due to cyclical inflows of deposits from political organizations ahead of the 2024 federal elections, which started building in the second half of 2023 and were invested in interest-earning assets, such as reserves at the Federal Reserve. As a result, our net interest margin increased to 3.47% for the nine months ended September 30, 2024, from 2.64% for the nine months ended September 30, 2023.
Interest Income
Interest and fees on loans. Loan interest income is comprised of fixed and adjustable-rate structures related to residential and commercial real estate loan products, commercial loans and other consumer loan products. Deferred loan origination fees, net of deferred loan origination costs, accrete to the loan’s yield over the life of the loan. For the three months ended September 30, 2024, our interest and fees on loans increased 0.8% to $3.4 million compared to the three months ended September 30, 2023 primarily driven by a 0.2% increase in average yield which was offset by a reduction of the average total loan balance of $11.4 million. The Company has strategically allowed a decline in the commercial real estate portfolio. Rising interest rates have increased the cost of borrowing and remote work trends continue to be a concern for this portfolio. These factors negatively impact the value of commercial properties, making commercial real estate loans less attractive.
For the nine months ended September 30, 2024, our interest and fees on loans decreased 0.1% to $10.1 million compared to the nine months ended September 30, 2023 primarily driven by a 0.2% increase in average yield which was offset by a reduction of the average total loan balance of $14.5 million. The months following a general election, including the first nine months of 2023, often see elevated commercial and industrial loan balances, as political organizations typically utilize their lines of credit around election periods and may replay these balances over the subsequent six to twelve months, or as cash flows allow. In addition, rising interest rates caused a reduction in demand for consumer loans during the time between interim periods, and management has strategically allowed a decline in the commercial real estate portfolio. Rising interest rates have increased the cost of borrowing and remote work trends continue to be a concern for this portfolio. These factors negatively impact the value of commercial properties, making commercial real estate loans less attractive.
See “— Financial Condition — Loan Portfolio” below for an analysis of the composition of our loan portfolio.
Interest and dividends on securities, taxable. For the three months ended September 30, 2024, our interest and dividends on taxable securities increased 30.4% to $3.6 million from $2.7 million for the three months ended September 30, 2023. The average balance for all taxable securities increased $27.1 million when comparing the periods, and the yield improved 0.50%. As portions of maturing bonds have been reinvested, we have observed a steady increase in the average yield for the taxable securities portfolio. In addition to actively reinvesting maturing bonds during the second half of 2024, the Company invested funds from temporarily elevated deposit levels in short term U.S. Treasury bonds that will mature during the fourth quarter of 2024, which is intended to align with the timing of expected deposit outflows following the 2024 federal elections.
For the nine months ended September 30, 2024, our interest and dividends on taxable securities increased 11.4% to $9.3 million from $8.4 million for the nine months ended September 30, 2023. The average balance for all taxable securities decreased $8.0 million when comparing the periods, although the decline was fully offset by a 0.27% increase in yield. As portions of maturing bonds have been reinvested, we have observed a steady increase in the average yield for the taxable securities portfolio.
Interest on securities, tax-exempt. For the three months ended September 30, 2024, our interest on tax-exempt securities decreased 6.6% from the prior period due primarily to a $3.8 million decline in the average balance of tax-exempt securities. For the nine months ended September 30, 2024, our interest on tax-exempt securities decreased 6.0% from the prior period due primarily to a $3.7 million decline in the average balance of tax-exempt securities. In recent years, the attainable yields for any new investment in this segment and the investment landscape have left tax-exempt securities less attractive than their taxable counterparts. Accordingly, as tax-exempt securities have matured, those proceeds have been invested into taxable municipal securities.
See “— Financial Condition — Securities” below for an analysis of the composition of the securities portfolio, including taxable and tax-exempt securities.
Interest on interest-bearing deposits in banks. Chain Bridge earns interest for accounts held at certain correspondent banks, which are primarily reserves held at the Federal Reserve. The Federal Reserve has historically adjusted its interest on reserves rate in conjunction with the federal funds rate. The interest rate paid by the Federal Reserve on reserve balances increased from 5.15% to 5.40% on July 27, 2023 and decreased from 5.40% to 4.90% on September 29, 2024. For the three months ended September 30, 2024, our interest on interest-bearing deposits in banks increased by $5.7 million compared to the prior period, primarily driven by a $417.5 million increase in average balances. For the nine months ended September 30, 2024, our interest on interest-bearing deposits in banks increased by $11.9 million compared to the prior period, primarily driven by a $285.0 million increase in average balances, in addition to a 0.33% increase in the average yield for the period.
Interest Expense
Interest on deposits. The Bank pays a variable interest rate to depositors for their non-maturing savings, interest-bearing checking, and money market accounts. In addition, the Bank issues time deposits that pay a fixed rate of interest until the instrument matures. For the three months ended September 30, 2024, our interest expense on deposits decreased 5.6% compared to the prior period. The decrease was primarily driven by a $64.7 million decrease in average interest-bearing deposit balances, partially offset by a 0.27% increase in the average rate. For the nine months ended September 30,

2024, our interest expense on deposits decreased 13.6% compared to the prior period. The decrease was primarily driven by a $75.0 million decrease in average interest-bearing deposit balances, partially offset by a 0.16% increase in the average rate. As of September 30, 2024 and December 31, 2023, approximately 87.2% and 69.0%, respectively, of our deposits were noninterest bearing.
See “— Financial Condition — Deposits” for an analysis of the composition of the deposits portfolio, including its interest-bearing and noninterest-bearing components.
Interest on short-term borrowings. As of September 30, 2024, the Company had an outstanding balance of $10.0 million on its $10.0 million unsecured line of credit with a correspondent bank. The interest rate applicable to advances under this unsecured line of credit is determined by the reference rate the Company elects to have applied to the advance, which may be the correspondent bank’s base rate, the daily Secured Overnight Financing Rate (“SOFR”) or a term SOFR rate, plus a credit spread adjustment. This line of credit is held by the Company, not the Bank. On October 10, 2024, the Company used a portion of the net proceeds from the IPO to fully repay the $10.0 million outstanding principal balance on this line of credit and closed the line on October 11, 2024. Substantially all interest on short-term borrowings is related to this line of credit. The Bank currently has no borrowings, and there are no outstanding draws on its lines of credit with the FHLB, the Federal Reserve, or other third-party institutions.
For the three months ended September 30, 2024, interest on short-term borrowings increased by 117.7% compared to the prior period, primarily due to a $5.0 million increase in the average outstanding balance as well as an increase in the average rate from 7.62% to 8.31%. For the nine months ended September 30, 2024, interest on short-term borrowings increased by 44.0% compared to the prior period, due to a $1.5 million increase in the average outstanding balance as well as an increase in the average rate from 7.27% to 8.09%.
Provision for Credit Losses
The allowance for credit losses (“ACL”) represents an amount which, in management’s judgment, is adequate to absorb the lifetime expected credit losses that may be sustained on outstanding loans and investments at the balance sheet date. The provision for credit losses represents the amount of expense charged to current earnings to fund an increase in the ACL. Conversely, a recapture of credit loss is recorded to earnings when the ACL is reduced. Our provisions for or recaptures of credit losses arising from within the loan and securities portfolios were as follows:

	For the three months ended September 30,				For the nine months ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Provision for (recapture of) credit losses
Provision for (recapture of) loan credit losses	$(131)	$1	$(132)	NM	$(113)	$(82)	$(31)	37.8%
Provision for (recapture of) securities credit losses	13	6	7	116.7%	(297)	804	(1,101)	NM
Total provision for (recapture of) credit losses	$(118)	$7	$(125)	(1785.7%)	$(410)	$722	$(1,132)	(156.8%)
__________
NM — Comparisons from positive to negative values or to zero values are considered not meaningful.
For the three months ended September 30, 2024, our provision for credit losses consisted of a net recapture of $118 thousand, primarily attributable to the reduction in our loan portfolio, compared to a net provision of $7 thousand for the three months ended September 30, 2023.
For the nine months ended September 30, 2024, our provision for credit losses consisted of a net recapture of $410 thousand, compared to a net provision of $722 thousand for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we received proceeds totaling $210 thousand for a bond we wrote off in its entirety during the nine months ended September 30, 2023 related to a single corporate issuer whose business was ultimately closed by a regulatory authority. In addition, we recaptured provisions totaling $297 thousand because the shortening time to maturity of our held to maturity securities portfolio resulted in a lower required reserve in accordance with our ACL methodology, compared to the $804 thousand provision for securities credit losses recorded for the nine months ended September 30, 2023 which pertains to a single corporate bond discussed above.
Noninterest Income
Noninterest income consists of deposit placement services income, service charges on deposit accounts, trust and wealth management income, gains on sale of mortgage loans, net gains or losses on sales of securities and other income.

	Three months ended September 30,				Nine months ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Noninterest income
Deposit placement services income	$2,464	$859	$1,605	186.8%	$5,617	$1,106	$4,511	407.9%
Service charges on accounts	376	227	149	65.6%	1,008	651	357	54.8%
Trust and wealth management income	243	149	94	63.1%	669	407	262	64.4%
Gain on sale of mortgage loans	13	—	13	NM	25	—	25	NM
Loss on sale of securities	(65)	(30)	(35)	116.7%	(65)	(312)	247	(79.2%)
Other income	49	16	33	206.3%	104	89	15	16.9%
Total noninterest income	$3,080	$1,221	$1,859	152.3%	$7,358	$1,941	$5,417	279.1%
__________
NM — Comparisons from positive to negative values or to zero values are considered not meaningful.
For the three months ended September 30, 2024, our noninterest income increased by $1.9 million, or 152.3%, to $3.1 million compared to the three months ended September 30, 2023 primarily driven by an increase in deposit placement services income, which is fee income we earn on One-Way Sell® deposits sold through the ICS® network. For the nine months ended September 30, 2024, our noninterest income increased by $5.4 million, or 279.1%, to 7.4 million compared to the prior period primarily driven by an increase in fee income on One-Way Sell® deposits sold through the ICS® network, and partially offset by a loss on the sale of corporate bonds.
Deposit placement services income. For the three months ended September 30, 2024, our deposit placement services income increased by $1.6 million compared to the three months ended September 30, 2023 on account of higher One-Way Sell® deposit balances. As of September 30, 2024 and September 30, 2023, One-Way Sell® deposits totaled $432.3 million and $106.3 million, respectively. For the three months ended September 30, 2024 and September 30, 2023, our average One-Way Sell® deposits were $491.3 million and $178.1 million, respectively.
For the nine months ended September 30, 2024, our deposit placement services income increased by $4.5 million to $5.6 million compared to the nine months ended September 30, 2023. During both comparative periods, the increase in deposit placement services income is a direct result of the increase in the volume of One-Way Sell® deposits, and changes in the rate paid by ICS® for those deposits which typically adjust in a manner parallel to federal funds rate adjustments. Accounts enrolled in the ICS® network are further discussed under “— Financial Condition — Deposits” below.
Service charges on accounts. For the three months ended September 30, 2024, our service charges on accounts increased by $149 thousand, or 65.6%, compared to the three months ended September 30, 2023 primarily driven by higher transaction volume, particularly among check processing, wire transfers and debit card usage. Our fee income is typically higher during the fiscal quarters prior to and during the general election as political organization deposit account activity causes an increase in bank transactions. For the nine months ended September 30, 2024, our service charges on accounts increased 54.8% compared to the nine months ended September 30, 2023 also due to the higher transaction volume associated with an election year.
Trust and wealth management income. For the three and nine months ended September 30, 2024, our trust and wealth management income increased by 63.1% and 64.4%, respectively, compared to the corresponding periods in the prior year. These increases were primarily due to a rise in the volume of total assets under administration, which grew to $384.0 million at September 30, 2024 from $185.8 million at September 30, 2023. The size and mix of the assets under administration drove the income growth. Assets under management, which produce a higher rate of income under our fee structure, increased 56.9% from September 30, 2023, while assets under custody increased 137.3% over the same period.

Our trust and wealth management services utilize service charge structures for assets under management (“AUM”) and assets under custody (“AUC”) that are distinct with respect to the level and range of services used. Service charges for AUM are calculated as a percentage of the assets managed, with the rate varying based on the type of service provided, such as investment management or fiduciary services, and tiered based on the value of the assets under management. These service charges are not performance-based. Service charges for AUC are also tiered based on the value of the assets under custody, and are generally lower than the service charges for AUM, reflecting the more limited services provided, such as safekeeping and administrative functions.
The service charges we collect for AUM are subject to fluctuations in the total value of assets managed, which can vary with changes in market conditions, including stock prices and bond yields. Therefore, any significant market volatility or changes in interest rates could impact the valuation of the assets we manage, thereby affecting the service fees we collect.
The growth in AUC during the periods was largely driven by clients seeking higher interest rates. A material decline in interest rates could result in a reduction of custody balances, negatively impacting our revenue from these accounts. Additionally, a substantial portion of our custody account balances are related to political organizations, which are seasonal and are expected to decline following periods of high spending around federal elections.
Gain on sale of mortgage loans. For the three and nine months ended September 30, 2024, the gain on sale of mortgages increased by $13 thousand and $25 thousand compared to the three and nine months ended September 30, 2023, which had no gains from sales of mortgage loans because there was no sales activity during the 2023 period.
Loss on sale of securities. Because Chain Bridge historically has not actively engaged in bond sales, gains and losses from sales of securities are irregular. For the three months ended September 30, 2024, we incurred $65 thousand in losses on sales of securities compared to a $30 thousand loss for the three months ended September 30, 2023. For the nine months ended September 30, 2024, our loss on sale of securities was $65 thousand, compared to a $312 thousand loss for the nine months ended September 31, 2023. Sales for all periods in 2024 and 2023 were a result of decisions to divest of specific corporate issuers.
Noninterest Expense
Noninterest expense consists of salaries and employee benefits, data processing and communication expenses, professional services, occupancy and equipment expenses, Virginia bank franchise tax, FDIC and regulatory assessments, directors’ fees, marketing and business development costs, insurance expenses, and other operating expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Noninterest expenses
Salaries and employee benefits	$4,280	$3,116	$1,164	37.4%	$11,553	$9,237	$2,316	25.1%
Professional services	1,206	207	999	482.6%	2,154	623	1,531	245.7%
Data processing and communication expenses	669	570	99	17.4%	1,928	1,683	245	14.6%
Virginia bank franchise tax	253	188	65	34.6%	604	695	(91)	(13.1%)
Occupancy and equipment expenses	236	232	4	1.7%	748	564	184	32.6%
FDIC and regulatory assessments	212	159	53	33.3%	560	443	117	26.4%
Directors fees	191	100	91	91.0%	523	286	237	82.9%
Insurance expenses	61	54	7	13.0	181	166	15	9.0%
Marketing and business development costs	47	48	(1)	(2.1%)	169	170	(1)	(0.6%)
Other operating expenses	277	207	70	33.8%	758	574	184	32.1%
Total noninterest expenses	$7,432	$4,881	$2,551	52.3%	$19,178	$14,441	$4,737	32.8%
For the three months ended September 30, 2024, our noninterest expense increased by $2.6 million, or 52.3%, compared to the three months ended September 30, 2023, primarily driven by increases in salaries and employee benefits and professional service expenses. For the nine months ended September 30, 2024, our noninterest expense increased by

$4.7 million, or 32.8%, compared to the prior year, primarily driven by increases in salaries and employee benefits costs, as well as an increase in professional services costs related to the process of becoming a public company and costs associated with the Reclassification.
Salaries and employee benefits. For the three months ended September 30, 2024, our salaries and employee benefits increased by $1.2 million, or 37.4%, compared to the three months ended September 30, 2023, resulting from higher headcount and salary increases. During the nine months ended September 30, 2024, our salaries and employee benefits increased $2.3 million, or 25.1%, compared to the corresponding period in the prior year driven by salary increases and higher employee benefits plan costs. Deferred loan origination costs have the effect of reducing salaries expense during the period when a loan is originated. When loan origination volume declines, so too does the amount of deferred loan origination costs.
Professional services. For the three months ended September 30, 2024, our professional services expense increased $999 thousand, or 482.6%, compared to the three months ended September 30, 2023, primarily driven by legal and consulting expenses incurred in connection with the Reclassification and public company readiness. For similar reasons, our professional services expense for the nine months ended September 30, 2024 increased $1.5 million, or 245.7%.
Data processing and communication expenses. For the three months ended September 30, 2024, our data processing and communication expenses increased $99 thousand, or 17.4%, compared to the three months ended September 30, 2023, driven by higher data processing expenses charged by our core provider, the installation of a new financial reporting tool, and increased costs associated with enhanced information technology (“IT”) functionality. For the nine months ended September 30, 2024, our data processing and communication expenses increased $245 thousand, or 14.6%, compared to the nine months ended September 30, 2023, primarily driven by increased data processing fees charged by our core provider arising from periodic rate increases and purchases of new products, increased cloud computing and cybersecurity costs incurred with our IT-managed services provider, and an increase in core processing expenses incurred by the Trust & Wealth Department on account of growth in managed assets and custody accounts.
Virginia bank franchise tax. For the three months ended September 30, 2024, our Virginia bank franchise tax increased $65 thousand, or 34.6%, compared to the three months ended September 30, 2023. Our Virginia bank franchise tax decreased 13.1% for the nine months ended September 30, 2024, compared to the corresponding period in the prior year. The franchise tax expense is based on estimated accruals throughout the year, and the Bank's adjusted capital serves as the basis for tax to be paid. Changes to capital expectations, total asset at each quarter end, and other factors that offset the taxable base cause the expense to fluctuate slightly throughout a year.
Occupancy and equipment expenses. For the three months ended September 30, 2024, our occupancy and equipment expenses remained steady compared to the three months ended September 30, 2023. For the nine months ended September 30, 2024, our occupancy and equipment expenses increased $184 thousand, or 32.6%, compared to the nine months ended September 30, 2023, primarily driven by building maintenance costs.
FDIC and regulatory assessments. For the three months ended September 30, 2024, our FDIC and regulatory assessments expense increased $53 thousand, or 33.3%, due to the growth in the Bank’s assets between the comparative periods. For the nine months ended September 30, 2024, our FDIC and regulatory assessments increased $117 thousand, or 26.4%, compared to the nine months ended September 30, 2023, primarily driven by high year-over-year asset growth and a declining leverage ratio compared to 2023, a non-election year.
Directors’ fees. In the three and nine months ended September 30, 2024, our directors’ fees increased by $91 thousand and $237 thousand, respectively, compared to the three and nine months ended September 30, 2023, primarily driven by an increase in the number of board and committee meetings and training for newly appointed members.
Insurance expenses. For the three and nine months ended September 30, 2024, our insurance expenses were relatively unchanged, compared to the three and nine months ended September 30, 2023.
Marketing and business development costs. For the three and nine months ended September 30, 2024, our marketing and business development costs were relatively unchanged, compared to the three and nine months ended September 30, 2023.
Other operating costs. This segment includes other operating and administrative costs such as other vendor and employee costs, postage and printing, office supplies and subscriptions. None of the components or fluctuations are individually significant, and the increase in our other operating costs during both periods were driven primarily by increased administrative costs.
Income Tax Expense
Income tax expense incurred is based upon our pre-tax income adjusted for tax exempt income and temporary deferred tax assets or liabilities. For the three months ended September 30, 2024, our income tax expense was $1.9 million, representing an increase of 184.8%, compared to $676 thousand for the three months ended September 30, 2023. The increase was driven by the increase in pre-tax earnings, which increased 167.5% during the comparable period.
For the nine months ended September 30, 2024, our income tax expense was $4.4 million, representing an increase of 255.1%, compared to $1.2 million for the nine months ended September 30, 2023. The increase was driven by the increase in pre-tax earnings, which increased 219.7% during the comparable period.
Our effective income tax rate was 20.45% for the three months ended September 30, 2024, an increase of 1.24% from 19.21% for the three months ended September 30, 2023. Our effective income tax rate was 20.35% for the nine months ended September 30, 2024, an increase of 2.03% from 18.32% for the nine months ended September 30, 2023. During 2024, the effective income tax rate increased compared to the corresponding prior period because pre-tax income increased while tax-exempt income decreased, causing tax-exempt income to comprise a lower proportion of income before taxes.

Financial Condition
Securities
Our securities portfolio is used to provide liquidity, manage risk, meet capital requirements, and generate interest income. Our securities portfolio consists of U.S. government and federal agencies, mortgage backed securities, corporate bonds, and state and municipal securities. Securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” (“HTM”) and recorded at amortized cost. Securities not classified as held to maturity or trading are classified as “available for sale” (“AFS”) and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss. We do not hold trading securities.

The following table summarizes the amortized cost and weighted average yield of securities as of September 30, 2024 by contractual maturities.

	Balance as of September 30, 2024
	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government and federal agencies
Due in one year or less	$111,707	3.82%	$6,964	1.79%
Due after one year through five years	14,467	2.09%	85,492	1.79%
Due after five years through ten years	4,915	1.32%	27,429	1.77%
Due after ten years	—	—	2,562	1.77%
	131,089	3.54%	122,447	1.79%
Mortgage backed securities
Due in one year or less	1,300	2.09%	—	—
Due after one year through five years	2,934	2.09%	—	—
Due after five through ten years	—	—	—	—
Due after ten years	4,424	2.94%	1,173	4.62%
	8,658	2.53%	1,173	4.62%
Corporate bonds
Due in one year or less	29,500	3.42%	6,898	2.19%
Due after one year through five years	23,287	3.10%	51,004	2.61%
Due after five years through ten years	—	—	507	2.83%
Due after ten years	496	7.49%	—	—
	53,283	3.32%	58,409	2.56%
State and municipal securities
Due in one year or less	24,086	3.01%	3,011	3.00%
Due after one year through five years	57,703	2.58%	52,593	2.24%
Due after five years through ten years	25,035	2.04%	64,393	2.29%
Due after ten years	499	3.75%	583	2.59%
	107,323	2.56%	120,580	2.29%
Total securities	$300,353	3.12%	$302,609	2.15%
The weighted average yield is calculated using the amortized cost and yield on each security. Each security’s amortized cost is multiplied by its yield and then divided by the respective category total. The resulting values are summed to arrive at the weighted average yield. The yields on tax-exempt securities have not been calculated on a fully tax equivalent basis.

The following table summarizes our securities portfolio by the type of securities as of the dates indicated. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost:

	As of September 30,		As of December 31,
	2024		2023		Change
(dollars in thousands)	$	% of total securities	$	% of total securities	$	%
U.S. government treasuries	$242,302	40.6%	$195,364	34.5%	$46,938	24.0%
U.S. federal agencies securities	9,870	1.6%	20,871	3.7%	(11,001)	(52.7%)
Mortgage backed securities	9,402	1.6%	9,839	1.7%	(437)	(4.4%)
Corporate bonds	111,004	18.6%	115,101	20.3%	(4,097)	(3.6%)
State and municipal securities	224,785	37.6%	225,345	39.8%	(560)	(0.2%)
Total securities	$597,363	100.0%	$566,520	100.0%	$30,843	5.4%
Total securities. As of September 30, 2024, our total debt securities were $597.4 million excluding the allowance for credit loss, representing an increase of $30.8 million, or 5.4%, compared to $566.5 million as of December 31, 2023. The increase was primarily driven by investments of excess cash into U.S. government treasuries maturing in the fourth quarter of 2024, as well as a decrease in unrealized losses within the available for sale securities portfolio.
U.S. government treasuries. U.S. government treasuries represent debt securities backed by the U.S. Treasury or the full faith and credit of the U.S. government and are guaranteed as to the timely payment of interest and principal when held to maturity. As of September 30, 2024, our U.S. government treasuries increased by $47.0 million, or 24.0%, compared to December 31, 2023. During 2024, we invested a portion of our excess cash reserves in short term U.S. Treasury securities that mature around the federal elections in the fourth quarter of 2024.
U.S. federal agencies securities. U.S. federal agencies securities represent obligations issued by U.S. federal government agencies or government-sponsored enterprises that guarantee repayment of principal at maturity. As of September 30, 2024, our U.S. federal agencies securities decreased by $11.0 million, or 52.7%, compared to December 31, 2023. U.S. federal agency bonds were called or matured during 2024, and not replaced with like investments.
Mortgage backed securities. Our mortgage backed securities portfolio consists of pass through and agency-issued collateralized mortgage obligations. As of September 30, 2024, our mortgage backed securities decreased by $437 thousand, or 4.4%, compared to December 31, 2023. During the period, mortgage backed securities represented less than 2.0% of our securities portfolio.
Corporate bonds. Corporate bonds are debt obligations issued by companies to raise capital and refinance obligations of the issuer. As of September 30, 2024, our corporate bonds decreased by $4.1 million, or 3.6%, compared to December 31, 2023, due to maturities within the portfolio which have not been subsequently replaced with similar investments.
State and municipal securities. State and municipal securities are debt obligations issued by state and local governments. As of September 30, 2024, our state and municipal securities remained unchanged compared to December 31, 2023 declining by only 0.2%.
Allowance for Credit Losses — Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type (U.S. government and federal agencies, agency mortgage backed securities, corporate bonds and state and municipal securities). We estimate expected credit losses based on our historical credit loss information as adjusted for current conditions and reasonable and supportable forecasts. Securities issued by the U.S. Treasury or government agencies are not considered to be credit sensitive as they are explicitly or implicitly guaranteed by the U.S. government, and result in expectations of zero credit loss. Accordingly, management’s analysis of credit loss considers only the corporate and municipal segments. Accrued interest receivable on HTM debt securities totaled $1.9 million as of September 30, 2024 and as of December 31, 2023 and is excluded from the estimate of credit losses.
For AFS debt securities in an unrealized loss position, management first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, management evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss).
The following table presents an analysis of the allowance for credit losses on securities:

Held to Maturity:	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Average HTM debt securities outstanding	$305,564	$311,302	$307,389	$311,734
Total outstanding HTM debt securities at end of each period	302,609	311,251	302,609	311,251
Allowance for credit losses at the beginning of period	248	342	348	—
Impact of adopting ASC 326	—	—	—	329
Provision for (recapture of) for credit losses	13	6	(87)	19
Total charge-offs	—	—	—	—
Total recoveries	—	—	—	—
Net (charge-offs) recoveries	—	—	—	—
Allowance for credit losses at end of period	261	348	261	348
Ratio of allowance to total HTM debt securities outstanding at period end	0.09%	0.11%	0.09%	0.11%
Ratio of nonaccrual HTM securities to total HTM securities outstanding at period end	—	—	—	—
Ratio of allowance to nonaccrual debt securities at period end	—	—	—	—

Available-for-Sale:	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Average AFS debt securities outstanding	$295,789	$260,772	$268,289	$271,151
Total outstanding AFS debt securities at end of each period	294,754	254,908	294,754	254,908
Allowance for credit losses at the beginning of period	—	—	—	—
Provision for (recapture of) for credit losses	—	—	(210)	785
Charge-offs:
Corporate	—	—	—	(785)
Total charge-offs	—	—	—	(785)
Recoveries:
Corporate	—	—	210	—
Total recoveries	—	—	210	—
Net (charge-offs) recoveries	—	—	210	(785)
Allowance for credit losses at end of period	—	—	—	—
Ratio of allowance to total AFS debt securities outstanding at period end	—%	—%	—%	—%
Ratio of nonaccrual AFS securities to total AFS securities outstanding at period end	—	—	—	—
Ratio of allowance to nonaccrual debt securities at period end	—	—	—	—
In 2023, we recorded a charge-off related to a credit loss on a specific bond due to regulatory actions against the issuer. This bond, initially classified as HTM, was reclassified to AFS based on significant credit deterioration. The bond was partially sold at a loss, with the remainder written off. During nine months ended September 30, 2024, we received proceeds totaling $210 thousand for the bond and recorded a recovery of credit loss. There was no further activity related to the AFS allowance for credit loss in 2024.
The following table presents the allocation of the allowance for credit losses on our HTM securities portfolios by segment. There was no ACL established for the AFS portfolio as of the indicated period ends.

	As of September 30,		As of December 31,
	2024		2023
Balance at the end of each period (dollars in thousands)	Amount	% to total HTM bonds	Amount	% to total HTM bonds
U.S. government and federal agencies	$—	—%	$—	—%
Mortgage backed securities	—	—%	—	—%
Corporate	230	0.08%	322	0.10%
State and municipal	31	0.01%	26	0.01%
Total	$261	0.09%	$348	0.11%

The following tables present the allocation of the net charge offs within the AFS securities portfolio by segment.

	Three months ended of September 30,
	2024			2023
(dollars in thousands)	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding
U.S. government and federal agencies	$—	$137,116	—%	$—	$90,173	—%
Mortgage backed securities	—	8,137	—%	—	9,254	—%
Corporate	—	51,331	—%	—	58,716	—%
State and municipal	—	99,205	—%	—	102,629	—%

	Nine months ended of September 30,
	2024			2023
(dollars in thousands)	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding
U.S. government and federal agencies	$—	$108,397	—%	$—	$94,703	—%
Mortgage backed securities	—	8,274	—%	—	9,898	—%
Corporate	210	52,369	0.08%	—	60,819	—%
State and municipal	—	99,249	—%	—	105,732	—%
Loan Portfolio
Our loan portfolio consists of mortgage, commercial, and consumer loans to clients. A substantial portion of our loan portfolio is primarily represented by residential real estate and commercial real estate loans throughout the Washington, D.C. metropolitan area. The ability of our debtors to honor their contracts is dependent upon a number of factors, including the real estate and general economic conditions in this area.
The following table summarizes our loan portfolio by the type of loans as of the dates indicated:

	As of September 30,		As of December 31,
	2024		2023		Change
(dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	$	%
Commercial real estate	$51,387	17.1%	$60,138	19.8%	$(8,751)	(14.6%)
Commercial	11,144	3.7%	12,438	4.1%	(1,294)	(10.4%)
Residential real estate, closed-end	218,129	72.7%	210,358	69.1%	7,771	3.7%
Other consumer loans	19,372	6.5%	21,210	7.0%	(1,838)	(8.7%)
Total	$300,032	100.0%	$304,144	100.0%	$(4,112)	(1.4%)

As of September 30, 2024, our total loans decreased by $4.1 million or 1.4%, compared to December 31, 2023. The decrease reflects the strategic reduction in our commercial real estate lending to reduce our exposure to this sector, which was partially offset by growing consumer demand for residential mortgages as interest rates decreased.
Residential real estate loans, closed-end. Single family (1-4 units) residential mortgage loans are primarily secured by owner-occupied primary and secondary residences and are “closed-end” mortgage loans, which means that the loan amount is fixed at the outset and repaid over a set term without the ability to re-borrow. As of September 30, 2024, our residential real estate loans increased by $7.8 million, or 3.7%, compared to December 31, 2023 reflecting tempered demand by consumers and a lower prepayment level amid elevated interest rates.

Commercial real estate loans. Commercial real estate loans are generally long-term loans secured by a commercial property that is either owner-occupied or investor owned. This category also includes commercial construction loans and multifamily residential property loans. Management has strategically allowed a decline in the commercial real estate portfolio. Rising interest rates have increased the cost of borrowing and remote work trends continue to be a concern. These factors negatively impact the value of commercial properties, making commercial real estate loans less attractive. As of September 30, 2024, our commercial real estate loans decreased by $8.8 million, or 14.6%, compared to December 31, 2023.
As of September 30, 2024, our commercial real estate portfolio included owner-occupied and non-owner-occupied commercial real estate loans and were concentrated in certain sectors and in the Washington, D.C. metropolitan area:
•Owner-Occupied vs. Non-Owner-Occupied Properties: Our commercial real estate loans include both owner-occupied and non-owner-occupied properties. As of September 30, 2024 and December 31, 2023, we had $15.0 million and $16.2 million, respectively, in owner-occupied loans and $32.7 million and $35.5 million, respectively, in non-owner-occupied loans. Non-owner-occupied properties depend on rental income for repayment. Factors such as market conditions, tenant defaults, and vacancies could reduce cash flow from these properties, leading to increased delinquencies and potential losses.
•Sector Concentration: Our commercial real estate loan portfolio is concentrated in the office, retail, multifamily, and hotels sectors. As of September 30, 2024, our non-owner-occupied office loans totaled $6.6 million, retail loans totaled $13.0 million, multifamily loans totaled $4.9 million, and hotel loans totaled $4.0 million.
•Geographic Concentration: Our commercial real estate loan portfolio is concentrated in the Washington, D.C. metropolitan area. This exposes us to risks tied to local economic conditions, property market trends, and regulatory changes. See “Risk Factors — Other Risks Related to Our Business — The geographic concentration of our business in the Washington, D.C. metropolitan area makes our business highly susceptible to local economic conditions and reductions or changes in government spending,” in our Prospectus.
Commercial. Commercial loans are commercial and industrial (C&I) term loans or lines of credit and, due to the participation of political organizations in this segment, exhibit cyclicality when measured as a percentage of our loan portfolio. C&I loans include unsecured or UCC secured lending, accounts receivable, inventory or equipment financing loans or working capital loans. As of September 30, 2024, our commercial loans decreased by $1.3 million, or 10.4%, compared to December 31, 2023.
Other consumer loans. Other consumer loans include residential construction loans, revolving loans secured by residential properties, commonly known as home equity lines of credit (“HELOCs”), and loans made directly to individuals for non-business purposes which may be secured or unsecured. As of September 30, 2024, other consumer loans decreased by $1.8 million, or 8.7%, from December 31, 2023. The following table presents the components of other consumer loans:

	As of September 30,	As of December 31,
(dollars in thousands)	2024	2023
Residential construction loans	$1,497	$3,445
HELOCs	14,461	14,664
Consumer secured	2,758	2,527
Consumer unsecured	656	574
Total consumer loans	$19,372	$21,210
Loan Maturity and Sensitivity to Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of the loans may differ from the maturities reflected below because consumer borrowers and some commercial borrowers have the right to prepay obligations with or without prepayment penalties. As of September 30, 2024, variable rate loans, which include floating and adjustable rate structures, comprised 69.4% of our loan portfolio. Our variable rate loans primarily consist of adjustable residential real estate loans with initial fixed-rate periods of three, five, seven or ten years, which, depending on the loan program, reprice every one, three, or five years after the initial fixed-rate period. Variable rate loans provide a better match against our deposit liabilities and reduce our interest rate risk.

The following table details maturities and sensitivity to interest rate changes for our loan portfolio as of September 30, 2024, and the contractual maturity and interest-rate profile of our loan portfolio:

At September 30, 2024	Remaining Contractual Maturity Held for Investment
(dollars in thousands)	One year or less	After one year through five years	After five years and through fifteen years	After fifteen years	Total
Fixed rate loans:
Commercial real estate	$7	$18,310	$23,915	$—	$42,232
Commercial	103	281	1,199	—	1,583
Residential real estate, closed-end	264	1,050	36,247	7,961	45,522
Other consumer loans	469	2,049	—	—	2,518
Total fixed rate loans	$843	$21,690	$61,361	$7,961	$91,855
Variable rate loans:
Commercial real estate	$—	$2,867	$5,722	$566	$9,155
Commercial	8,761	—	500	300	9,561
Residential real estate, closed-end	—	2,179	2,726	167,702	172,607
Other consumer loans	3,046	5,316	7,153	1,339	16,854
Total variable rate loans	$11,807	$10,362	$16,101	$169,907	$208,177
Total loans	$12,650	$32,052	$77,462	$177,868	$300,032
Credit Policies and Procedures
Management employs a multi-pronged approach to address credit risk, guided by a defined risk appetite. The approach includes underwriting policies, loan risk classification grading, and an internal and external loan review process. In addition, it involves strategic portfolio management to address loan concentration and oversight by our Board. These policies and guidelines are designed with the intention of maintaining the quality of our loan portfolio while aiming to generate a return commensurate with the associated risks. However, it is important to recognize that all risk management strategies have inherent limitations.
The commercial underwriting process involves an evaluation of the borrower’s ability to repay, the quality of the available collateral (if applicable), the financial character of the borrower and the nature of the credit. It also includes an analysis of the borrower’s needs and an industry analysis to understand relevant external factors that might affect the borrower’s financial stability and repayment capacity. Commercial borrowers are often asked to maintain their primary banking relationship with the Bank to attract both loans and transaction deposits. Residential mortgage loans and consumer loans are underwritten based on an evaluation of the borrower’s repayment ability, which typically includes a review of documentation to verify income and assets. Consumers are encouraged to maintain deposit accounts with the Bank, and pricing incentives may be offered.
During the underwriting process, loans are assigned a loan risk classification grade. The risk rating scale is intended to provide a framework for analyzing risk across various credit exposures, regardless of their nature, type or location.
The internal loan review process, performed by our credit administration staff, aims to verify that basic requirements for loan origination have been met. Ongoing internal loan review processes monitor commercial borrower performance using a risk-based approach, which may result in grade confirmations or change recommendations. Certain scenarios such as delinquent payments, overdue taxes, overdrafts, lack of borrower cooperation, delayed financial statements, or significant changes to the borrower’s financial position may be considered potential indicators of problem loans. In such cases, the loan risk classification may be re-evaluated.
An external loan review is conducted annually by a third-party firm. This review examines a sample of the loan portfolio, focusing on areas such as underwriting practices, adherence to loan policies and banking regulations, loan documentation, watch list, and portfolio concentration.

Credit concentration policies are designed to address risk relative to our regulatory capital. Concentration limits are established for various categories including loans to individual borrowers or industries, specific loan types, collateral types, commercial real estate concentrations, and total real estate loans, among others.
We have exposures to certain categories of loans that we believe represent relatively higher credit risk, such as commercial real estate loans. To manage our exposures to these loans, our policy is to require low loan-to-value ratios and high debt service coverage ratios, and to conduct borrower credit assessments. To manage our exposure to commercial real estate, we have set specific concentration limits for commercial real estate loans by property type, and our policy is to monitor these limits quarterly. Our risk management practices include annual internal reviews of commercial mortgages with balances over $500 thousand, focusing on early warning signs like payment delinquencies, property performance, and borrower financial condition. We also engage a third party to conduct an external loan review audit of the entire loan portfolio annually. Additionally, we perform quarterly stress tests on our loan portfolio, including the commercial real estate segment, to assess the potential impact of adverse economic conditions. In response to the inherent risks in higher-risk segments like commercial real estate, we may increase our loan loss reserves to mitigate potential losses due to changing market conditions.
Asset Quality
We seek to maintain a prudent lending approach, which has historically been associated with our asset quality performance. Our loan underwriters employ underwriting guidelines, and we assign a loan risk classification grade at origination. These practices are designed to help us evaluate potential risks throughout the life of the loan. The Bank’s risk classification system utilizes a 10-grade risk-rating scale. The four lowest grade categories (7-10) correspond to the regulatory categories special mention, substandard, doubtful and loss.
The risk classification grade is a key component of our risk management process. Certain grades may result in a loan being added to the watch list report, which is a tool used in monitoring loans or commitments that may present elevated risks. This report is overseen by our Chief Credit Officer and presented to the Board monthly. Loan officers are responsible for managing credit risk within their loan portfolios and are encouraged to be proactive in considering whether to add a loan to the watch list report.
Management uses internal and external review processes, as described under “— Credit Policies and Procedures,” to monitor adherence to loan and credit policies, evaluate the loan portfolio, and identify areas that may require additional attention.
Non-performing Assets
An asset is classified as non-performing when it ceases to yield interest or principal repayments for a specified period, usually 90 days or more. This classification includes loans that are 90 days or more past due on scheduled payments, or assets where full repayment of principal and interest is in doubt due to the borrower’s financial difficulties. Additionally, assets that have been restructured due to the borrower’s financial difficulties may also be classified as non-performing if the restructuring does not restore the asset to a performing status.
A loan is considered non-performing when the borrower is 90 days or more past due on the scheduled payment of principal and interest, or if the loan’s terms have been restricted due to the borrower’s financial difficulties. Additionally, a loan may be classified as non-performing even if it is less than 90 days past due if there is a reasonable doubt about the collectability of the loan’s principal or interest.
Loans are generally considered delinquent when the required principal and interest payments have not been received by the assigned due date. Loans are typically placed on non-accrual status when a loan becomes 90 days delinquent, unless the credit is well-secured and in the process of collection. Management may, at its discretion, place loans on non-accrual status prior to 90 days delinquency if it determines that interest may be uncollectible. Loans determined to be non-performing or potentially uncollectible may be placed in non-accrual status pending further collection efforts or charged off if collection of principal or interest is deemed doubtful.
For loans placed in non-accrual status, all interest previously accrued but not collected is generally reversed against interest income. The interest on loans in non-accrual status is typically accounted for on the cash basis or cost recovery method until qualifying for return to accrual. Loans may be returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

As of September 30, 2024 and December 31, 2023, based on our internal classifications, we did not identify any assets that met our criteria for classification as non-performing assets or OREO.
Allowance for Credit Losses — Loans
The ACL represents an amount that is intended to absorb the lifetime expected credit losses that may be sustained on outstanding loans at the balance sheet date. Additional information regarding the ACL evaluation can be found in Note 1 and Note 3 to our audited consolidated financial statements for the year ended December 31, 2023 and the notes thereto included elsewhere in our Prospectus.
The estimate for expected credit losses is based on an evaluation of the various factors, including, but not limited to, size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience as related to credit contractual term information. The ACL is generally measured on a collective (pool) basis when similar risk characteristics exist and is typically recorded upon the initial recognition of a financial asset.
The ACL may be adjusted by charge-offs, net of recoveries of previous losses, and may be increased or decreased by a provision for or recapture of credit losses, which is recorded in the consolidated statements of income. Management estimates the allowance balance using various information sources, both internal and external, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience typically provides a basis for the estimation of expected credit losses. Adjustments to historical loss information may be made for differences in current loan-specific risk characteristics and changes in environmental conditions. Expected credit losses are typically estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term generally excludes expected extensions, renewals, and modifications.
For loans that do not share risk characteristics with a pool of other loans, expected credit losses are measured on an individual loan basis. Management individually evaluates the expected credit loss for certain loans, such as those that are collateral-dependent, are graded substandard or doubtful, or are identified as having risk characteristics dissimilar to those of the established loan pools.
For loans considered collateral-dependent, the Company has adopted a practical expedient to the ACL, which allows for recording an ACL based on the fair value of the collateral rather than by estimating expected losses over the life of the loan.
While the ACL on loans follows these guidelines, and management believes the allowance is appropriate based on current information, the judgmental nature of the calculation could lead to fluctuations due to ongoing evaluations of the loan portfolio. These evaluations may be influenced by economic conditions in the Washington, D.C. metropolitan area, changes in asset quality, or loan portfolio growth, among other factors, which could potentially require additional provisions for the allowance for credit losses.
The quality of the loan portfolio and the adequacy of the allowance are subject to review by our internal and external auditors as well as our regulators.

The following table presents an analysis of the allowance for credit losses:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Average loans outstanding	$302,547	$317,117	$302,547	$317,117
Total loans outstanding at end of each period	300,032	310,514	300,032	310,514
Allowance for credit losses at the beginning of period	4,337	4,399	4,319	4,482
Provision for (recapture of) credit losses	(131)	1	(113)	(82)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses at end of period	4,206	4,400	4,206	4,400
Ratio of allowance to total loans outstanding at period end	1.40%	1.42%	1.40%	1.42%
Ratio of nonaccrual loans to total loans outstanding at period end	—	—	—	—
Ratio of allowance to nonaccrual loans at period end	—	—	—	—

The following table presents the allocation of the allowance for credit losses:

	As of September 30,		As of December 31,
	2024		2023
(dollars in thousands)	Amount	% of total loans	Amount	% of total loans
Commercial real estate	$1,022	0.34%	$1,233	0.41%
Commercial non-real estate	164	0.05%	189	0.06%
Residential real estate	2,774	0.92%	2,668	0.88%
Other consumer loans	246	0.08%	229	0.08%
Total	$4,206	1.40%	$4,319	1.42%
The allocations of the allowance between loan segments did not vary significantly during the periods presented. However, we note a modest migration of applied allowances from the commercial segment as of December 31, 2023 to the residential real estate segment as of September 30, 2024 caused by growth in the consumer residential segment contrasted to an overall balance decline in the commercial segment.
There were no loan charge-offs for the interim period ended September 30, 2024 or the year ended December 31, 2023. As a result, the ratio of loan charge-offs to average loans outstanding is 0.00% for all reported periods.
Deposits
We provide a wide range of commercial and personal deposit services. The deposit products we offer include noninterest-bearing and interest-bearing checking accounts, savings accounts, and money market accounts. We aim to attract transaction account deposits, particularly from commercial clients. Our deposit base is largely composed of funds from commercial entities, specifically federal political organizations, trade associations, non-profit organizations and business enterprises. As of September 30, 2024, we estimate that at least a majority of our deposit balances were sourced from political organizations. Deposits from political organizations generally exhibit more seasonality than typical commercial or consumer deposits as federal election cycles often influence deposit levels of political organizations.
We are a member of the IntraFi® Cash Services network, which allows our deposit clients to enroll in the ICS® program. This program is designed to provide our clients with access to FDIC insurance beyond the standard maximum deposit insurance amount at a single insured depository institution. For accounts enrolled in this service, we select whether each account should be in a reciprocal position or a one-way sell position. A reciprocal position means that we receive an equal amount of network deposits for our enrolled accounts, and those deposits are reflected on our balance sheet. If we elect to receive reciprocal deposits, we are required to pay a fee to IntraFi® equal to our reciprocal deposits balances multiplied by an annualized rate of 0.125% as of September 30, 2024. Conversely, we do not receive reciprocal network funding when accounts are positioned as One-Way Sell®, and therefore the deposits are not reported on the balance sheet. For deposits placed at other participating banks as One-Way Sell® deposits, we receive deposit placement services income, which is inversely related to the interest rate on the deposit account, meaning that we receive less deposit placement services income for placing deposits with a higher interest rate.
During periods of increased political organization deposits, which typically occur in connection with election cycles, we may adjust the positioning of certain accounts enrolled in the ICS® program. These adjustments can include changing some accounts from a reciprocal position to a One-Way Sell® position, which affects whether and how these deposits are reflected on our balance sheet. These adjustments are part of our overall asset and liability management strategy, which aims to maintain appropriate balance sheet metrics in accordance with regulatory guidelines and our risk management policies. As of September 30, 2024, our balance sheet reflected no reciprocal ICS® deposits. Excess deposits totaling $432.3 million as of September 30, 2024 were placed at other participating banks as One-Way Sell® deposits. Our deposit placement services income was $2.5 million and $5.6 million, respectively, for the three and nine months ended September 30, 2024. If we were to convert some or all of these deposits into reciprocal deposits, bringing them back onto our balance sheet, we would expect to receive interest income by investing these deposits, but our deposit placement services income would decline and our interest on deposits, FDIC and regulatory assessments and the fee we pay to IntraFi® would increase.
Our participation in the ICS® network is subject to certain terms and conditions, and there can be no assurances that we will be able to participate in the ICS® network in the future. As of September 30, 2024, the terms and conditions for participation in the ICS® network include a $265.0 million limit on the amount of each participating client’s ICS® deposits that may be placed at other banks within the ICS® network, a $3.5 billion and $6.5 billion limit on the maximum amount of savings account deposits and demand account deposits, respectively, that a bank may place at other banks as reciprocal deposits, and a $10.0 billion limit on the maximum amount of deposits that a bank may place at other banks as One-Way Sell® deposits. The terms and conditions also include limitations on a bank’s ability to receive reciprocal deposits, place One-Way Sell® deposits, or receive One-Way Buy® deposits if the bank is not “well capitalized” under the applicable federal banking regulations.
We are subject to various fees associated with the placement and management of deposits within the ICS® network, as outlined in the IntraFi® Participating Institution Agreement. When we elect to receive reciprocal deposits, which are network deposits that are matched with equivalent funds placed by other participating institutions, we incur an “IntraFi Placement Fee.” As of September 30, 2024, the annualized rate for this fee was 0.125%, which is applied to the reciprocal deposits balance to determine the amount of the fee incurred. This fee increases our overall operating expenses, impacting our net income.
The fees associated with our participation in the ICS® network require careful management. The IntraFi Placement Fee represents an additional cost that is not incurred with traditional deposit accounts. As such, this fee is factored into our overall asset and liability management strategy with the aim of ensuring that our participation in the ICS® network remains financially advantageous. These fees, together with our interest expense on deposits and other operational costs, contribute to the overall cost structure associated with our deposit services.
As of September 30, 2024, the Bank maintained elevated deposit levels ahead of the November 2024 federal elections. We estimate that at least a majority of our deposit balances as of September 30, 2024 were sourced from political organizations. Deposits from political organizations are currently experiencing outflows, which we expect to continue through the end of the fourth quarter of 2024 and into early 2025, as the 2024 election cycle concludes. The outflows to date have been consistent with the seasonal patterns we have historically observed during federal election cycles. Historically, deposits from political organizations have typically increased in the periods leading up to federal elections and declined in the quarters during and after federal elections. The amount and timing of these deposit inflows and outflows are difficult to predict and may differ from historical patterns. See Note 5—Deposits in the Notes to Unaudited Consolidated Financial Statements contained within this Form 10-Q.

The following table presents the types of deposits compared to total deposits for the periods indicated:

	As of September 30, 2024		As of December 31, 2023		Change
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits	$	%
Noninterest-bearing	$1,249,724	87.1%	$766,933	69.0%	$482,791	63.0%
Savings, interest-bearing and money market accounts	172,275	12.0%	328,350	29.5%	(156,075)	(47.5%)
Time, $250 and over	6,589	0.5%	9,385	0.8%	(2,796)	(29.8%)
Other time	5,280	0.4%	7,357	0.7%	(2,077)	(28.2%)
Total	$1,433,868	100.0%	$1,112,025	100.0%	$321,843	28.9%

The following table presents the average balances and average rates paid for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$1,134,556	0.00%	$663,920	0.00%	$944,693	0.00%	$626,949	0.00%
Savings, interest-bearing checking and money market accounts	207,387	1.39%	266,380	1.10%	221,488	1.29%	291,959	1.12%
Time, $250 and over	6,584	2.96%	9,599	2.98%	7,966	2.95%	7,885	2.51%
Other time	5,303	2.78%	7,968	2.64%	5,945	2.88%	10,517	3.04%
Total average deposits	$1,353,830	0.08%	$947,867	0.11%	$1,180,092	0.28%	$937,310	0.40%
FDIC deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. We estimate total uninsured deposits were $1.2 billion and $648.0 million as of September 30, 2024 and December 31, 2023, respectively, representing approximately 81.4% and 58.3% of our deposit portfolio as of September 30, 2024 and December 31, 2023, respectively.
The maturity profiles of our uninsured time deposits, those deposits that exceed the FDIC insurance limit, as of September 30, 2024 are as follows:

(dollars in thousands)	Three Months or Less	More than Three Months to Twelve Months	More than Twelve Months to Three Years	More than Three years	Total
Time deposits, uninsured	$1,463	$5,126	$—	$—	$6,589
Borrowings
The Bank has several supplementary funding sources, including a secured line of credit with the FHLB and various available secured and unsecured lines of credit with correspondent banks.
Federal Home Loan Bank Advance. The Bank has a secured line of credit with the FHLB, which is renewed annually in December, and which requires the Bank to pledge collateral to establish credit availability. The Bank has historically pledged single-family residential real estate loans within the Bank’s loan portfolio to establish credit availability. As of September 30, 2024 and December 31, 2023, the secured line of credit had no collateral pledged and therefore no available or outstanding balance.

Short-Term Borrowings. As of September 30, 2024 and December 31, 2023, the Company had an unsecured line of credit from a correspondent bank totaling $10.0 million with an outstanding balance of $10.0 million as of September 30, 2024 and $5.0 million as of December 31, 2023. On October 10, 2024, the Company used a portion of the net proceeds from the IPO to fully repay the $10.0 million outstanding balance. The Company subsequently closed the line on October 11, 2024.
The Bank also maintains federal funds lines of credit agreements with three correspondent banks totaling $68.0 million, which renew annually, are offered on an unsecured basis, and may remain outstanding for periods of up to 10 to 90 consecutive days. The three federal funds purchase lines of credit are for $8.0 million, expiring on March 12, 2025, $10.0 million, expiring on June 30, 2025, and $50.0 million, expiring on June 30, 2025, and the Bank’s use of the facilities is subject to certain terms and conditions, including those related to the Bank’s financial condition. There were no outstanding federal funds purchased balances as of September 30, 2024 or December 31, 2023.
Off-Balance Sheet Arrangements
We are party to credit-related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our clients. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, in varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.
Our exposure to credit loss is represented by the contractual amount of these commitments. We follow the same credit policies in making commitments as we do for on-balance sheet instruments.
The contractual amounts of financial instruments with off-balance sheet commitments are as follows:

	As of September 30,	As of December 31,
(dollars in thousands)	2024	2023
Commitments to grant loans	$1,021	$—
Unfunded commitments under lines of credit	37,758	22,947
Standby letters of credit	3,707	3,598
Unfunded commitments under lines of credit increased $14.8 million, or 64.5% from December 31, 2023 to September 30, 2024 primarily due to a $17.5 million increase in renewed availability under two lines of credit issued to political organizations. These lines were fully drawn subsequent to quarter end on October 16, 2024.
For information regarding the arrangement related to the ICS® network and related One-Way Sell® deposits, see “— Deposits” above.
Liquidity and Capital Management
Liquidity Management
Liquidity refers to our capacity to meet cash and collateral obligations in a timely manner. Maintaining appropriate levels of liquidity depends on our ability to address both expected and unexpected cash flows and collateral needs while aiming to avoid adverse effects on our daily operations or the financial condition of the Bank. Effective liquidity management is considered essential to our business model, as deposits, which can generally be withdrawn on demand, form a primary source of our funding. We employ various strategies intended to manage liquidity. Our account at the Federal Reserve, which held approximately $627.0 million as of September 30, 2024, serves as a primary source of liquidity for daily and ongoing activities. We also maintain additional supplemental sources of liquidity, as discussed below. For regulatory reporting purposes, the liquidity ratio is typically calculated as the sum of our cash and cash equivalents plus unpledged securities classified as investment grade divided by total liabilities. Based on this calculation method, as of September 30, 2024 and December 31, 2023, our reported liquidity ratios were 85.31% and 78.75%, respectively. As of September 30, 2024, we had $432.3 million in One-Way Sell® deposit accounts through the ICS® platform that could be converted to a reciprocal position in order to provide additional near-term liquidity. It is important to note that these ratios and amounts are point-in-time measurements and may not be indicative of future liquidity positions.
Deposit account balances received from federal political organizations fluctuate due to the seasonality of fundraising and spending around federal elections. Historically, in the quarters leading up to federal elections, especially presidential elections, our deposits generally increase, and decline in the quarters during and after federal elections. The amount and timing of these deposit inflows and outflows are difficult to predict and may differ from historical patterns. As of September 30, 2024, the Bank’s deposits maintained an elevated level ahead of the November 2024 presidential election. Consistent with patterns observed in previous election cycles, deposits from political organizations are currently experiencing outflows, which we expect to continue through the end of the fourth quarter of 2024 and into early 2025, as the 2024 election cycle concludes. See Note 5—Deposits in the Notes to Unaudited Consolidated Financial Statements contained within this Form 10-Q. Management seeks to address liquidity needs related to seasonal outflows by identifying political organization accounts, tracking activity, communicating with clients and retaining high cash balances at the Federal Reserve to fund deposit outflows.
In addition to traditional sources of liquidity, such as reciprocal deposits and lines of credit, we also utilize the ICS® network for both One-Way Buy® deposits and One-Way Sell® deposits, each serving distinct roles in our liquidity management strategy. One-Way Sell® deposits and reciprocal deposits involve placing deposits from our own clients with other participating banks through the ICS® network. One-Way Sell® deposits help us manage excess deposits by moving them off our balance sheet, while reciprocal deposits allow us to exchange deposit balances with other banks, ensuring those deposits remain insured. Both strategies help us to optimize our liquidity position while earning deposit placement fees, which contribute to our noninterest income. Conversely, One-Way Buy® deposits involve receiving deposits from other banks’ customers through the ICS® network. This mechanism can provide an additional source of liquidity by allowing us to increase our deposits without reciprocating. These transactions involve certain expenses, which include interest on the deposits and any associated fees, which we consider within our broader liquidity planning.
Management estimates that up to 81.4% of deposits were uninsured as of September 30, 2024. To obtain FDIC insurance for deposits exceeding the $250 thousand threshold, some clients enroll in the ICS®, which is described in greater detail under “— Deposits” above. As of September 30, 2024, deposit balances totaling $432.3 million were enrolled in the ICS® program. All of these deposits were positioned as One-Way Sell® deposits and are therefore not reflected on the balance sheet. The Bank has the flexibility to convert these One-Way Sell® deposits into reciprocal deposits, which would then appear on the balance sheet. To fund the outflow of deposits during phases of the federal election cycle when campaigns and committees are actively spending, management will rely on the Bank’s cash balances at the Federal Reserve and conversion of One-Way Sell® accounts to reciprocal as its primary sources of liquidity. Similar to other deposits, depositors may withdraw their One-Way Sell® deposits at any time, which could impact the volume of One-Way Sell® deposits available for conversion to reciprocal.

In addition to the primary sources of liquidity discussed above, we maintain secured lines of credit with the FHLB and the Federal Reserve Discount Window, for which we can borrow up to the allowable amount of pledged collateral. The Bank can advance FHLB funds of up to 25% of assets as reported in its latest Federal Financial Institutions Examination Council (“FFIEC”) Consolidated Reports of Condition and Income, which the Bank files with the FFIEC on a quarterly basis (“Call Report”), using pledged collateral such as qualifying mortgages and investment securities. Based on the September 30, 2024 Call Report, 25% of total assets equates to credit availability of $388.8 million. As of September 30, 2024, we had no collateral pledged or outstanding balance with the FHLB or Federal Reserve.
The Bank has access to additional unsecured funding through its account with ICS®. The Bank can request funding of up to 10% of total assets, which equates to $155.5 million as of the Bank’s September 30, 2024 Call Report, in a One-Way Buy® of daily maturing or term deposit products. Requesting One-Way Buy® deposits requires us to submit a bid including the rate we are willing to pay for the deposits, and such request may be fulfilled in whole, in part, or not at all. If demand for One-Way Buy® deposits is high, then the rate required to successfully bid for One-Way Buy® deposits would be expected to increase, and so One-Way Buy® deposits may be a less reliable source of liquidity. As of September 30, 2024, there was no outstanding balance.
The Bank maintains unsecured lines of credit with three correspondent banks that provide combined availability of $68.0 million. There were no outstanding balances as of September 30, 2024.
As an intermediate source of liquidity, we may sell AFS securities or allow AFS and HTM securities to mature without reinvestment in the securities portfolio. As of September 30, 2024, our AFS securities portfolio had a fair value of $294.8 million, and our total AFS and HTM debt securities portfolio had a carrying value of $603.0 million, including $183.5 million of bonds maturing within a year and $287.5 million of bonds maturing between one and five years. Our bond portfolio is structured to provide liquidity when management anticipates it will be needed, and a portion of our AFS bonds are invested in liquid investments like U.S. Treasury securities. In the event liquidity is needed from the bond portfolio, management will take into consideration a number of factors when determining which investments to sell. Variables include the marketability of the bonds, current prices and estimated losses, and other factors.

Liquidity Risk Management
Liquidity risk refers to the potential that the Bank’s financial condition or overall safety and soundness could be adversely affected by a real or perceived inability to meet contractual obligations. This risk category includes potential challenges in managing unplanned decreases or changes in funding sources. Liquidity risk management involves efforts to identify, measure, monitor and control liquidity events.
The Bank’s Asset/Liability Committee (“ALCO”) of the Board typically reviews current and projected liquidity scenarios, including stressed scenarios, at its quarterly meetings. The ALCO seeks to ensure that measurement systems are designed to identify and quantify the Bank’s liquidity exposure, and that reporting systems and practices are intended to communicate relevant information about the level and sources of that exposure. Management is responsible for implementing board-approved policies, strategies, and procedures, and for monitoring liquidity on both a daily and long-term basis.
Capital Resources
Capital adequacy is generally considered an important indicator of financial stability and performance. Our objectives include maintaining capitalization at levels that we believe are sufficient to support asset growth and to promote confidence among our depositors, investors, and regulators. We recognize that robust capital management practices are integral to addressing various financial and operational challenges, which may include managing credit risk, liquidity risk, balance sheet growth, new products, regulatory changes and competitive pressures.
Stockholders’ equity as of September 30, 2024 was $104.8 million, an increase of $21.4 million compared to $83.4 million as of December 31, 2023. Net income for the nine months ended September 30, 2024 contributed $17.2 million to the increase in stockholders’ equity. Forming the remaining balance of the change, accumulated other comprehensive loss decreased $4.2 million during the nine months ended September 30, 2024, which is primarily related to the improvement in the market value of the AFS securities portfolio.
The Company has a $10.0 million line of credit from a correspondent bank that it uses to provide capital to the Bank. As of September 30, 2024, $10.0 million was outstanding on this line of credit. On October 10, 2024, the Company used a portion of the net proceeds from the IPO to fully repay the $10.0 million outstanding balance. The Company subsequently closed the line on October 11, 2024.
Giving effect to the stock Reclassification completed on October 3, 2024, book value per share as of September 30, 2024 and December 31, 2023 was $22.95 and $18.26, respectively. The increase between periods is primarily the result of earnings, which were $3.77 per share during the nine months ended September 30, 2024. The remaining increase is due to the improvement in the market value of the AFS securities portfolio which caused the accumulated other comprehensive loss to decline.
Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of September 30, 2024 and December 31, 2023, respectively, 56.3% and 42.5% of the Bank’s total assets were invested in such zero-risk assets. The tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as tier 1 capital divided by total average assets for the quarter.

The Bank’s capital level is characterized as “well capitalized” under the Basel III Capital Rules. A summary of the Bank’s regulatory capital ratios, and minimum requirement to be considered “well capitalized” are presented below:

					Well- capitalized requirement
	September 30, 2024		December 31, 2023
($ in thousands)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital ratio	$127,080	31.90%	$104,523	25.44%	10.00%
Tier 1 risk-based capital ratio	122,613	30.78%	99,856	24.30%	8.00%
Common equity tier one risk-based capital ratio	122,613	30.78%	99,856	24.30%	6.50%
Tier 1 leverage ratio	122,613	8.29%	99,856	9.21%	5.00%
During periods of growth in deposits due to seasonality, our assets could reach a level that would require the Bank to control the level of these deposits or require the Company to obtain additional capital to maintain a Tier 1 leverage ratio that exceeds our internal regulatory capital policies or targets and satisfies regulatory requirements. We use the ICS® network to help manage our Tier 1 leverage ratio by moving certain deposit accounts off our balance sheet by placing the deposits at other banks as One-Way Sell® deposits. As of September 30, 2024, our deposits enrolled in the ICS® program totaled $432.3 million, and were all in a One-Way Sell® position. If these deposits were included on our balance sheet as of September 30, 2024, we estimate the Bank’s Tier 1 leverage ratio would have been 6.22%.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Market Risk
Our business activities include attracting deposits and using those deposits to invest in cash, securities, and loans. These activities involve interest rate risk, which arises from factors such as timing and volume differences in the repricing of our rate-sensitive assets and liabilities, changes in credit spreads, fluctuations in the general level of market interest rates, and shifts in the shape and level of market yield curves. Changes in interest rates affects our current and future earnings by impacting our net interest income and the level of other interest-sensitive income and operating expenses. Interest rate fluctuations also influence the underlying economic value of our assets, liabilities and off-balance sheet items. This is because the present value of future cash flows, and in some cases the cash flows themselves, may change when interest rates vary.
Interest rate risk is generally considered a significant market risk for financial institutions. We have developed an interest rate risk policy that aims to provide management with guidelines for funds management. We have also established a system for monitoring our net interest rate sensitivity position. However, it’s important to note that despite these measures, significant changes in interest rates could potentially impact our earnings, liquidity and capital positions.
We had a total one-year cumulative gap in rate-sensitive assets and rate-sensitive liabilities of $787.8 million and $319.4 million as of September 30, 2024 and December 31, 2023, respectively, indicating that, overall, our assets will reprice before our liabilities. Generally, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, decreasing interest rates could reduce net interest income and increasing interest rates could increase net interest income.
Our ALCO is composed of our CEO and at least two independent directors and meets at least quarterly to manage interest rate risk in accordance with policies approved by the Bank’s board of directors. Members of management from various departments also participate in the ALCO meetings. The board of directors receives monthly interest rate risk measurement results. The ALCO monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.
We use interest rate risk models and rate shock simulations to assess the interest rate risk (“IRR”) sensitivity of net interest income and the economic value of equity over a variety of parallel and non-parallel rate scenarios. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and rate drivers. Due to the inherent use of estimates and assumptions in the model, our actual results may, and most likely will, differ from our simulated results. Management reviews the assumptions on an as-needed basis and at least annually through a thorough examination. Key changes are presented to the ALCO.

The table below summarizes the results of our IRR analysis in simulating the change in net interest income over a 12-month horizon as of the indicated dates. The “ramped” scenario below presents the anticipated percentage change in net interest income when rates are increased or decreased in a parallel manner evenly over the 12-month time horizon, and the “immediate” scenario assumes that the parallel rate shift occurs immediately.

Change in interest rates (ramped)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2024	(23.30%)	(17.48%)	(11.63%)	(5.82%)	5.87%	11.64%	17.43%	23.27%
December 31, 2023	(16.22%)	(12.11%)	(8.06%)	(4.04%)	4.00%	8.02%	12.14%	16.11%

Change in interest rates (immediate)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2024	(52.78%)	(40.46%)	(26.82%)	(13.33%)	13.26%	26.44%	39.63%	52.89%
December 31, 2023	(34.76%)	(25.74%)	(16.98%)	(8.41%)	8.34%	16.54%	24.88%	33.27%
The results show that we are asset-sensitive, further indicating that we can expect net interest income to increase as rates rise and to decrease as rates decline. See “Risk Factors — Changes in interest rates may adversely affect our earnings and financial condition.” in our Prospectus. Interest rates do not normally move all at once or evenly over time, but this analysis assists in our understanding of the potential direction and magnitude of net interest income changes due to changing interest rates.
The following table illustrates the results of our interest rate risk analysis in simulating the change in fair value of equity as of the indicated dates.

Change in interest rates	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2024	(12.00%)	(7.12%)	(3.66%)	(1.49%)	1.54%	3.96%	5.63%	7.49%
December 31, 2023	14.25%	12.33%	8.27%	3.21%	(4.81%)	(8.85%)	(12.35%)	(15.45%)
Due to the nature of our client base, and the resulting balance sheet cyclicality, we will sometimes hold high volumes of immediately repricing assets (i.e., cash) to fund impending political organization deposit outflows. The changes in our balance sheet over the course of a two-year election cycle causes a degree of variability among our interest rate risk results over time.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Principal Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes, in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are not presently party to any legal or regulatory proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.
Item 1A. Risk Factors
There have been no material changes in the risk factors that were disclosed in the section titled “Risk Factors” in our Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
On October 7, 2024, the Company completed the issuance and sale of 1,850,000 shares of Class A Common Stock, at a public offering price of $22.00 per share. The Company received net proceeds of approximately $33.6 million, after deducting underwriting discounts and commissions of approximately $2.8 million, and estimated offering expenses, including legal, accounting, and other expenses, of approximately $4.3 million. On October 10, 2024, the Company used a portion of the net proceeds to fully repay the $10.0 million outstanding principal balance on its unsecured line of credit with a correspondent bank.

On November 1, 2024, the Company issued an additional 142,897 shares of Class A Common Stock as a result of the underwriters’ exercise of their 30-day option to purchase up to an additional 277,500 shares of its Class A Common Stock at the public offering price less underwriting discounts and commissions, or $20.46 per share. The issuance resulted in net proceeds to the Company of approximately $2.9 million, after deducting underwriting discounts and commissions of approximately $220 thousand. The Company intends to use the remaining net proceeds for general corporate purposes, which may include supporting continued organic deposit growth and funding potential strategic expansion.

All shares sold were registered pursuant to a registration statement on Form S-1 (File No. 333-282102), as amended, which was declared effective by the SEC on October 3, 2024 and registered 2,127,500 shares of our Class A Common Stock with a maximum aggregate offering price of $55.3 million. Piper Sandler & Co., Raymond James & Associates, Inc., and Hovde Group, LLC acted as representatives of the underwriters for the offering. The offering terminated after the sale of all securities registered pursuant to the Registration Statement.

No payments for the offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Number	Description
3.1	Amended and Restated Certificate of Incorporation

3.2	Amended and Restated Bylaws

10.1	Short-Term Cash Incentive Compensation Plan†

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†Certain confidential information contained in this document has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K, because the Company customarily and actually treats such information as private or confidential and the omitted information is not material.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAIN BRIDGE BANCORP, INC.

Dated: November 13, 2024	By:	/s/ John J. Brough
	Name:	John J. Brough
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 13, 2024	By:	/s/ Joanna R. Williamson
	Name:	Joanna R. Williamson
	Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)