Form 10-Q
period 2025-03-31
CHAIN BRIDGE BANCORP INC
filed 2025-05-13
CIK 1392272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐ No ☒
As of May 12, 2025, the registrant had outstanding 3,119,317 shares of Class A Common Stock, par value $0.01 per share and 3,442,500 shares of the registrant's Class B Common Stock, par value $0.01 per share.

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
•The level and composition of our deposits, including our ability to attract and retain, and the seasonality of, client deposits, including those in the ICS® network, as well as the amount and timing of deposit inflows and outflows into early 2025;
•our future net interest margin, net interest income, net income, and return on equity;
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
•Our ability to meet our obligations as a public company, including our obligation under Section 404 of Sarbanes-Oxley; and
•The effect of our dual-class structure and the concentrated ownership of our Class B common stock, including beneficial ownership of our shares by the Fitzgerald Family.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” included in our Annual Report on Form 10-K dated December 31, 2024 (our “Form 10-K”), as filed with the U.S. Securities and Exchange Commission in accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, on March 21, 2025. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

Part I - Financial Information
Item 1. Financial Statements

Chain Bridge Bancorp, Inc. and Subsidiary Consolidated Balance Sheets (Dollars in thousands, except per share data) (unaudited)
	March 31, 2025	December 31, 2024[1]
Assets
Cash and due from banks	$8,094	$3,056
Interest-bearing deposits in other banks	621,123	407,683
Total cash and cash equivalents	629,217	410,739
Securities available for sale, at fair value	479,205	358,329
Securities held to maturity, at carrying value, net of allowance for credit losses of $175 and $202, respectively (fair value of $277,981 and $278,951, respectively)	295,400	300,451
Equity securities, at fair value	527	515
Restricted securities, at cost	3,023	2,886
Loans held for sale	—	316
Loans, net of allowance for credit losses of $4,476 and $4,514, respectively	297,526	308,773
Premises and equipment, net of accumulated depreciation of $7,405 and $7,285, respectively	11,156	9,587
Accrued interest receivable	6,416	4,231
Other assets	4,390	5,297
Total assets	$1,726,860	$1,401,124
Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$1,243,170	$913,379
Savings, interest-bearing checking and money market accounts	313,969	324,845
Time, $250 and over	6,011	6,510
Other time	5,242	5,201
Total deposits	1,568,392	1,249,935
Accrued interest payable	61	46
Accrued expenses and other liabilities	6,902	6,897
Total liabilities	1,575,355	1,256,878
Commitments and contingencies
Stockholders’ equity
Preferred Stock:
No par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock:
$0.01 par value, 20,000,000 shares authorized, 3,119,317 and 3,049,447 shares issued and outstanding, respectively	31	30
Class B Common Stock:
$0.01 par value, 10,000,000 shares authorized, 3,442,500 and 3,512,370 shares issued and outstanding, respectively	34	35
Additional paid-in capital	74,785	74,785
Retained earnings	83,248	77,641
Accumulated other comprehensive loss	(6,593)	(8,245)
Total stockholders’ equity	151,505	144,246
Total liabilities and stockholders’ equity	$1,726,860	$1,401,124
See Notes to Consolidated Financial Statements.
1 Derived from audited consolidated financial statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Interest and dividend income
Interest and fees on loans	$3,589	$3,280
Interest and dividends on securities, taxable	4,607	2,866
Interest on securities, tax-exempt	282	294
Interest on interest-bearing deposits in banks	6,263	3,259
Total interest and dividend income	14,741	9,699
Interest expense
Interest on deposits	893	808
Interest on short-term borrowings	—	99
Total interest expense	893	907
Net interest income	13,848	8,792
Provision for (recapture of) credit losses
Provision for (recapture of) loan credit losses	(38)	5
Recapture of securities credit losses	(27)	(199)
Total recapture of credit losses	(65)	(194)
Net interest income after provision for (recapture of) credit losses	13,913	8,986
Noninterest income
Trust and wealth management	270	187
Service charges on accounts	240	311
Deposit placement services	133	1,122
Gain on sale of mortgage loans	13	—
Other income	39	28
Total noninterest income	695	1,648
Noninterest expenses
Salaries and employee benefits	4,408	3,485
Professional services	893	465
Data processing and communication expenses	666	595
State franchise taxes	351	203
Occupancy and equipment expenses	251	275
FDIC and regulatory assessments	228	193
Directors fees	146	161
Insurance expenses	149	60
Marketing and business development costs	81	72
Other operating expenses	398	232
Total noninterest expenses	7,571	5,741
Net income before taxes	7,037	4,893
Income tax expense	1,430	976
Net income	$5,607	$3,917
Earnings per common share, basic and diluted[2]	$0.85	$0.86

See Notes to Consolidated Financial Statements.
2 Share information for the historical period gives effect to the Reclassification. During the periods presented, the number of basic and diluted weighted average shares are the same because there were no potentially dilutive instruments. Except in regard to voting and conversion rights, the rights of Class A Common Stock and Class B Common Stock are identical, and the classes rank equally and share ratably with regard to all other matters. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$5,607	$3,917
Other comprehensive income:
Unrealized holding gains on securities available for sale	1,809	6
Income tax expense related to above unrealized gain item	(380)	(1)
Amortization of unrealized holding losses on securities available for sale, transferred to held to maturity	282	291
Income tax expense related to the above amortization	(59)	(61)
Other comprehensive income, net of tax	1,652	235
Comprehensive income	$7,259	$4,152
See Notes to Consolidated Financial Statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(unaudited)

	Common Stock [3]
	Class A Shares Outstanding	Class B Shares Outstanding	Total Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	$—	$46	$46	$38,264	$56,692	$(11,565)	$83,437
Net income	—	—	—	—	3,917	—	3,917
Other comprehensive income	—	—	—	—	—	235	235
Issuance of common stock	—	—	—	12	—	—	12
Balance at March 31, 2024	$—	$46	$46	$38,276	$60,609	$(11,330)	$87,601

Balance at December 31, 2024	$30	$35	$65	$74,785	$77,641	$(8,245)	$144,246
Conversion of Class B to Class A Common Stock	1	(1)	—	—	—	—	—
Net income	—	—	—	—	5,607	—	5,607
Other comprehensive income	—	—	—	—	—	1,652	1,652
Balance at March 31, 2025	$31	$34	$65	$74,785	$83,248	$(6,593)	$151,505
See Notes to Consolidated Financial Statements.

3 Share information presented prior to the Reclassification date of October 3, 2024 gives effect to the Reclassification, and attributes all earnings to Class B shares because no Class A shares were outstanding prior to the Reclassification.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$5,607	$3,917
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	120	129
Premium amortization (discount accretion) on investment securities, net	(1,163)	202
Recapture of impairment loss on securities previously recognized in earnings	—	(1)
Fair value adjustment (gain) loss on equity security	(9)	4
Provision for (recapture of) loan credit losses	(38)	5
Recapture of securities credit losses	(27)	(199)
Gain on sale of mortgage loans	(13)	—
Origination of loans held for sale	(515)	(671)
Proceeds from sale of loans	844	—
Changes in assets and liabilities:
Net increase in accrued interest receivable and other assets	(1,717)	(590)
Net increase in accrued interest payable, accrued expenses and other liabilities	20	675
Net cash provided by operating activities	3,109	3,471
Cash flows from investing activities
Securities available for sale:
Purchases of securities	(288,006)	(7,061)
Proceeds from calls, maturities, and paydowns	170,458	10,688
Securities held to maturity:
Proceeds from calls, maturities and paydowns	5,005	7
Purchase of restricted securities, net	(137)	(123)
Reinvestment of dividends on equity security	(4)	(3)
Net decrease (increase) in loans	11,285	(1,123)
Purchases of premises and equipment	(1,689)	(60)
Net cash (used in) provided by investing activities	(103,088)	2,325
Cash flows from financing activities
Net increase in noninterest-bearing, savings, interest-bearing checking and money market deposits	318,915	24,879
Net decrease in time deposits	(458)	(1,149)
Increase in short-term borrowings	—	—
Proceeds from stock issuance	—	12
Net cash provided by financing activities	318,457	23,742
Net increase in cash and cash equivalents	218,478	29,538
Cash and cash equivalents, beginning of period	410,739	316,767
Cash and cash equivalents, end of period	$629,217	$346,305
Supplemental disclosures of cash flow information
Cash payments for interest	$878	$892
Cash payments for taxes	$—	$—
Supplemental disclosures of noncash investing activities
Fair value adjustment for available for sale securities	$1,809	$6
See Notes to Consolidated Financial Statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Organization and Summary of Significant Accounting Policies
Organization and Nature of Operations
Chain Bridge Bancorp, Inc. (the “Company”) is a Delaware corporation and a publicly traded bank holding company whose Class A common stock is listed on the New York Stock Exchange under the symbol “CBNA.” The Company serves as the registered bank holding company for Chain Bridge Bank, National Association (the “Bank”), its wholly-owned subsidiary. The Company does not own or control any other subsidiaries and conducts substantially all of its business through the Bank. Both the Company and Bank have their headquarters and sole executive office in McLean, Virginia.
The Bank is a national banking association chartered by the OCC under the National Bank Act. The Bank commenced operations on August 6, 2007, following receipt of its Charter No. 24755 from the OCC. The Bank is a member of the FDIC under Certificate No. 58595 and is also a Federal Reserve member bank, as required of national banks. In 2020, the Bank opened its Trust & Wealth department following authorization from the OCC to exercise full fiduciary powers in accordance with 12 U.S.C. § 92a.
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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2024 and the accompanying notes thereto, included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 21, 2025 (“Form 10-K”).
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the full year.
Principles of Consolidation
The consolidated financial statements include the accounts of Chain Bridge Bancorp, Inc. and its wholly-owned subsidiary, Chain Bridge Bank, National Association. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassification
Certain amounts reported in the prior year may be reclassified to conform to the current year’s presentation. There were no reclassifications for the periods reported.

Notes to Unaudited Consolidated Financial Statements

Segment Reporting
The Company operates as a single reportable segment. The Company’s chief operating decision-makers, including senior management and the Board of Directors, evaluate financial performance and allocate resources on a consolidated basis. Although the Company offers a variety of financial products and services, including deposit accounts, loans, treasury management, and trust and wealth management services, management considers these activities to be components of a single business unit. Individual financial results of specific product lines or services are not separately reviewed by senior management for the purpose of making operating decisions. Accordingly, the Company has determined that it operates in one reportable segment under applicable accounting guidance.
Significant Accounting Policies
The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry. The Company’s significant accounting policies are described in the Note 1 of the “Notes to the Consolidated Financial Statements” included in the audited consolidated financial statements for the fiscal year ended December 31, 2024, contained within the Company’s Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2024.
In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Estimates are evaluated on an ongoing basis. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses (“ACL”) on loans and fair value of investment securities.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements for the year ended December 31, 2025.
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
In January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2025-01 to have a material impact on its consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

Other accounting standards that have been issued by the FASB or other standard setting bodies are not currently expected to have material effect on the Company’s financial position, results of operations or cash flows.

Note 2. Securities & Allowance for Securities Credit Losses
The Company invests in a variety of debt securities, principally obligations of the U.S. government and federal agencies, mortgage backed securities, state and municipal agencies, and corporations. As of March 31, 2025 and December 31, 2024, all debt securities were classified as held to maturity (“HTM”) or available for sale (“AFS”).
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
The following tables summarize the amortized cost, gross unrealized gains and losses, fair value and allowance for credit losses of AFS and HTM debt securities at March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$328,302	$355	$(1,263)	$327,394	$—
Mortgage backed securities	7,383	1	(470)	6,914	—
Corporate bonds	48,488	49	(516)	48,021	—
State and municipal securities	100,216	45	(3,385)	96,876	—
Total securities available for sale	$484,389	$450	$(5,634)	$479,205	$—
Securities held to maturity:
U.S. government and federal agencies	$118,455	$—	$(7,320)	$111,135	$—
Mortgage backed securities	1,163	—	(32)	1,131	—
Corporate bonds	56,410	53	(1,270)	55,193	(145)
State and municipal securities	119,547	8	(9,033)	110,522	(30)
Total securities held to maturity	$295,575	$61	$(17,655)	$277,981	$(175)
Total securities	$779,964	$511	$(23,289)	$757,186	$(175)

Notes to Unaudited Consolidated Financial Statements

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$207,935	$29	$(1,561)	$206,403	$—
Mortgage backed securities	7,976	1	(582)	7,395	—
Corporate bonds	44,707	20	(753)	43,974	—
State and municipal securities	104,705	37	(4,185)	100,557	—
Total securities available for sale	$365,323	$87	$(7,081)	$358,329	$—
Securities held to maturity:
U.S. government and federal agencies	$122,452	$—	$(9,181)	$113,271	$—
Mortgage backed securities	1,168	—	(51)	1,117	—
Corporate bonds	57,470	43	(1,698)	55,815	(171)
State and municipal securities	119,563	5	(10,820)	108,748	(31)
Total securities held to maturity	$300,653	$48	$(21,750)	$278,951	$(202)
Total securities	$665,976	$135	$(28,831)	$637,280	$(202)
There were no holdings of municipal or corporate debt securities that equaled or exceeded 10.0% of stockholders’ equity at March 31, 2025 and December 31, 2024.
There were no securities pledged to secure any borrowing source at March 31, 2025 and December 31, 2024.
Proceeds from calls, maturities, and paydowns of debt securities available for sale totaled $170.5 million for the three months ended March 31, 2025 and $10.7 million for the three months ended March 31, 2024. Proceeds from calls, maturities, and paydowns of debt securities held to maturity totaled $5.0 million and $7 thousand for the three month periods ended March 31, 2025 and 2024, respectively.
During the three months ended March 31, 2025, the Bank did not sell any AFS securities. During the three months ended March 31, 2024, the Bank sold an AFS bond that was charged off during a prior year for $210 thousand. The proceeds were recorded as a recapture of previously recorded credit losses. This sale did not result in a realized gain or loss on sale of securities.
Management classifies bonds as HTM only when the Company has the ability and intent to hold the bond to maturity, and certain sales or transfers of HTM could call into question management’s ability or intent to hold the remaining HTM bond portfolio to maturity, thereby “tainting” the entire portfolio and triggering a reclassification of the entire portfolio to available for sale. However, there are limited situations, including evidence of deterioration in the issuer’s creditworthiness, in which the Company could sell an HTM bond without tainting the remaining HTM portfolio. During the first quarter of 2025, the Company did not sell any HTM bonds.
The amortized cost and fair value of debt securities by contractual maturity at March 31, 2025 is as follows (dollars in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$257,320	$256,981	$48,008	$47,392
After one year through five years	199,790	197,267	162,907	155,064
After five years through ten years	22,495	20,594	80,374	71,865
Over ten years	4,784	4,363	4,286	3,660
Total	$484,389	$479,205	$295,575	$277,981
Expected maturities may differ from contractual maturities if issuers have the right to call or repay obligations with or without prepayment penalties.

Notes to Unaudited Consolidated Financial Statements

The following table shows the gross unrealized losses and fair value of the Company’s AFS debt securities with unrealized losses aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(25)	$123,291	$(1,238)	$18,658	$(1,263)	$141,949
Mortgage backed securities	—	—	(470)	6,858	(470)	6,858
Corporate bonds	(43)	11,335	(473)	24,357	(516)	35,692
State and municipal securities	(40)	7,941	(3,345)	72,821	(3,385)	80,762
Total securities available for sale	$(108)	$142,567	$(5,526)	$122,694	$(5,634)	$265,261

	December 31, 2024
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(29)	$141,169	$(1,532)	$22,348	$(1,561)	$163,517
Mortgage backed securities	—	26	(582)	7,338	(582)	7,364
Corporate bonds	(90)	6,365	(663)	30,677	(753)	37,042
State and municipal securities	(77)	9,121	(4,108)	79,790	(4,185)	88,911
Total securities available for sale	$(196)	$156,681	$(6,885)	$140,153	$(7,081)	$296,834
In the AFS portfolio at March 31, 2025, 39 out of 66 debt securities of the U.S. government and federal agencies, 11 out of 18 mortgage backed securities, 74 out of 100 corporate bonds, and 246 out of 286 state and municipal securities were in an unrealized loss position. All of the Company’s investment portfolio was evaluated under the monitoring process described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2024, contained within the Form 10-K, and all investments were deemed investment grade. All of the unrealized losses are attributed to changes in market interest rates, and are not a result of deterioration of creditworthiness among any of the issuers.
Of the total AFS and HTM portfolio at March 31, 2025 and December 31, 2024, 743 and 776 debt securities had unrealized losses with aggregate impairment of 3.0% and 4.3%, respectively, of the Company’s amortized cost basis. These unrealized losses related principally to interest rate movements and not the creditworthiness of the issuer. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Credit loss allowances for the AFS and HTM portfolios are described in the following sections.
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

Notes to Unaudited Consolidated Financial Statements

The Company did not record an ACL on the AFS debt securities at March 31, 2025 and December 31, 2024. The Company has evaluated these debt securities for credit-related impairment at the reporting date and concluded that no impairment existed. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports, and correlations between fair value changes and interest rate changes among instruments that are not credit sensitive. All AFS debt securities were current with no debt securities past due or on non-accrual as of March 31, 2025 and December 31, 2024. The Company considers the unrealized losses on the debt securities as of March 31, 2025 and December 31, 2024 to be related to fluctuations in market conditions, primarily interest rates, and is not reflective of deterioration in credit.
At March 31, 2025, there was no allowance for credit losses, and there were no provisions, write offs, or recoveries on AFS debt securities recorded during the three months ended March 31, 2025.
The table below presents a rollforward by major security type of the allowance for credit losses on AFS debt securities for the three months ended March 31, 2024 (dollars in thousands):

	March 31, 2024
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total AFS Securities
Allowance for credit losses:
Beginning balance, December 31, 2023	$—	$—	$—	$—	$—
Provision for credit losses	—	—	210	—	210
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	(210)	—	(210)
Ending balance, March 31, 2024	$—	$—	$—	$—	$—
At March 31, 2024, there was no allowance for credit losses on AFS debt securities recorded. During the three months ended March 31, 2024, the Bank received proceeds totaling $210 thousand for a bond that was fully charged off during 2023, and recorded a recovery of the credit loss.
Credit Quality Indicators and Allowance for Credit Losses - HTM Securities
The Company evaluates the credit risk of its HTM debt securities on a quarterly basis. The Company estimates expected credit losses on HTM debt securities using an instrument-level process described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2024. The primary indicators of credit quality for the Company’s HTM portfolio are security type, time remaining to maturity, and credit rating. Credit ratings may be influenced by a number of factors including obligor cash flows, geography, seniority and others. The HTM portfolio includes debt securities issued by the U.S. Treasury and agencies of the federal government, and mortgage-backed securities issued by government agencies. These types of investments carry implicit or explicit backing of the U.S. Treasury, and therefore are deemed to carry no credit risk for purposes of the ACL evaluation.
The following table presents the amortized cost of HTM debt securities as of March 31, 2025 and December 31, 2024 by security type and credit rating (dollars in thousands):

	March 31, 2025
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$118,455	$1,163	$18,005	$119,547	$257,170
BBB / BB / B	—	—	38,405	—	38,405
Total	$118,455	$1,163	$56,410	$119,547	$295,575

Notes to Unaudited Consolidated Financial Statements

	December 31, 2024
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$122,452	$1,168	$18,046	$119,563	$261,229
BBB / BB / B	—	—	39,424	—	39,424
Total	$122,452	$1,168	$57,470	$119,563	$300,653
The following tables summarize the change in the allowance for credit losses on HTM debt securities for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	March 31, 2025
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds		State and Municipal Securities		Total HTM Securities

Allowance for credit losses:
Beginning balance, December 31, 2024	$—	$—	$171		$31		$202
Provision for (recapture of) credit losses	—	—	(26)		(1)		(27)
Write offs charged against the allowance	—	—	—		—		—
Recoveries of amounts previously written off	—	—	—		—		—
Ending balance, March 31, 2025	$—	$—	$145	$—	$30	$—	$175

	March 31, 2024
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities

Allowance for credit losses:
Beginning balance, December 31, 2023	$—	$—	$322	$26	$348
Provision for (recapture of) credit losses	—	—	3	8	11
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, March 31, 2024	$—	$—	$325	$34	$359

At March 31, 2025 and December 31, 2024, the Company had no HTM debt securities that were 30 days or more past due as to principal and interest payments. The Company had no debt securities held to maturity classified as non-accrual as of March 31, 2025 and December 31, 2024.
Equity Securities
The Company reported a fair value gain of $9 thousand in its equity security holding during the three month period ended March 31, 2025 and fair value loss of $4 thousand for the three month period ended March 31, 2024. The gains and losses were reflected in the “other income” component of noninterest income on the consolidated statements of income.

Notes to Unaudited Consolidated Financial Statements

Note 3. Loans and Allowance for Loan Credit Losses
A summary of the composition of the loan portfolio at March 31, 2025 and December 31, 2024 is presented below (dollars in thousands):

	March 31, 2025	December 31, 2024
Commercial real estate	$51,982	$53,480
Commercial	18,555	27,883
Residential real estate closed-end	211,936	210,730
Other consumer loans	19,529	21,194
	302,002	313,287
Less allowance for credit losses	(4,476)	(4,514)
Loans, net	$297,526	$308,773
Overdrafts totaling $18 thousand and $27 thousand at March 31, 2025 and December 31, 2024, respectively, were reclassified from deposits to loans.
The totals above include deferred costs (net of deferred fees) of $505 thousand at March 31, 2025 and $519 thousand at December 31, 2024.
The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	March 31, 2025
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the three months ended
Allowance for credit losses:
Beginning balance, December 31, 2024	$1,140	$483	$2,644	$247	$4,514
Provision for (recapture of) credit losses	164	(224)	31	(9)	(38)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, March 31, 2025	$1,304	$259	$2,675	$238	$4,476

	March 31, 2024
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the three months ended
Allowance for credit losses:
Beginning balance, December 31, 2023	$1,233	$189	$2,668	$229	$4,319
Provision for (recapture of) credit losses	(16)	(12)	13	20	5
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, March 31, 2024	$1,217	$177	$2,681	$249	$4,324
There were no nonaccrual loans, loans 90 days past due and still accruing, or past due for 30 or more days as of March 31, 2025 and December 31, 2024.
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company’s loan risk grading system and ongoing monitoring process is discussed in Note 1 of the audited consolidated financial statements for the year ended December 31, 2024. The

Notes to Unaudited Consolidated Financial Statements

following table presents the outstanding balance of the loan portfolio, by year of origination, loan classification, and credit quality, as of March 31, 2025 and December 31, 2024 (dollars in thousands):

March 31, 2025	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2025	2024	2023	2022	2021	Prior
Commercial real estate
Pass	$—	$2,856	$2,515	$5,782	$7,148	$26,491	$—	$—	$44,792
Special Mention	—	—	—	—	1,550	2,145	—	—	3,695
Substandard	—	—	—	1,676	—	1,819	—	—	3,495
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$—	$2,856	$2,515	$7,458	$8,698	$30,455	$—	$—	$51,982
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$40	$382	$—	$546	$8	$1,094	$16,485	$—	$18,555
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$40	$382	$—	$546	$8	$1,094	$16,485	$—	$18,555
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate closed-end
Pass	$3,683	$15,876	$16,668	$47,529	$42,625	$85,555	$—	$—	$211,936
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$3,683	$15,876	$16,668	$47,529	$42,625	$85,555	$—	$—	$211,936
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer loans
Pass	$—	$15	$—	$—	$16	$—	$17,675	$1,823	$19,529
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$—	$15	$—	$—	$16	$—	$17,675	$1,823	$19,529
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$3,723	$19,129	$19,183	$53,857	$49,797	$113,140	$34,160	$1,823	$294,812
Special Mention	—	—	—	—	1,550	2,145	—	—	3,695
Substandard	—	—	—	1,676	—	1,819	—	—	3,495
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Portfolio Loans	$3,723	$19,129	$19,183	$55,533	$51,347	$117,104	$34,160	$1,823	$302,002
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Unaudited Consolidated Financial Statements

December 31, 2024	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$2,873	$2,526	$6,461	$7,250	$3,424	$25,849	$—	$—	$48,383
Special Mention	—	—	—	1,576	—	—	—	—	1,576
Substandard	—	—	1,676	—	—	1,845	—	—	3,521
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$2,873	$2,526	$8,137	$8,826	$3,424	$27,694	$—	$—	$53,480
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$403	$—	$552	$9	$—	$1,147	$25,772	$—	$27,883
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$403	$—	$552	$9	$—	$1,147	$25,772	$—	$27,883
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate closed-end
Pass	$15,969	$17,834	$47,200	$43,125	$23,145	$63,222	$—	$—	$210,495
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	236	—	—	236
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$15,969	$17,834	$47,200	$43,125	$23,145	$63,458	$—	$—	$210,730
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer loans
Pass	$17	$—	$—	$18	$—	$—	$19,336	$1,823	$21,194
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$17	$—	$—	$18	$—	$—	$19,336	$1,823	$21,194
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$19,262	$20,360	$54,213	$50,402	$26,569	$90,218	$45,108	$1,823	$307,955
Special Mention	—	—	—	1,576	—	—	—	—	1,576
Substandard	—	—	1,676	—	—	2,081	—	—	3,757
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Portfolio Loans	$19,262	$20,360	$55,889	$51,978	$26,569	$92,298	$45,108	$1,823	$313,287
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Unaudited Consolidated Financial Statements

Collateral Dependent Loans
FASB ASC Topic 326 describes a collateral-dependent asset as a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on management’s assessment, is experiencing financial difficulty as of the reporting date. Whether the underlying collateral is expected to be a substantial source of repayment for an asset depends on the availability, reliability, and capacity of sources other than the collateral to repay the debt. Collateral-dependent loans are individually evaluated for expected credit losses as of the reporting date, and they are removed from their respective pools of collectively evaluated assets. Expected credit losses for these types of assets are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs. There were no collateral-dependent loans that were individually evaluated for purposes of determining the allowance for credit losses under FASB ASC Topic 326 as of March 31, 2025 and December 31, 2024.
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no loan modifications provided to borrowers exhibiting financial distress during the three months ended March 31, 2025 and 2024, and there were no such prior modifications in existence during the periods reported. During the reported periods, there were no payment defaults from any such loans during the twelve months preceding the modification because no such modifications were in existence during the periods.
Related Party Loan Transactions
Officers, directors and their affiliates had loans outstanding with the Company of $8.5 million and $8.6 million as of March 31, 2025 and December 31, 2024, respectively. The decrease in loans outstanding relates to principal payments. These transactions occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons.
Note 4. Deposits
The Bank held no deposits classified as brokered as of March 31, 2025 and December 31, 2024. To achieve full insurance from the FDIC, some of the Bank’s depositors have enrolled in the ICS® program offered by the Bank through the IntraFi® network. When accounts are enrolled in this service, the Bank must elect, for each account, whether it will receive a reciprocal deposit balance or sell the deposit balance. Reciprocal deposits through ICS® held on the consolidated balance sheets were $114.1 million and $130.3 million as of March 31, 2025 and December 31, 2024, respectively. Total ICS® One-Way Sell® deposits of $93.2 million and $63.3 million as of March 31, 2025, and December 31, 2024, respectively, were sold to the network and excluded from the Company’s consolidated balance sheets. The Company receives fee income for deposits that are sold, which is reported under deposit placement services income on the consolidated statements of income.
As of March 31, 2025, there were three clients with an individual deposit balance exceeding 5.0% of total deposits. The total deposit balance related to these clients was $472.0 million or 30.1% of total deposits. As of December 31, 2024, there were two clients whose individual deposit balances exceeded 5.0% of total deposits. The total deposit balance related to these clients was $202.6 million or 16.2% of total deposits.
On April 15, 2025 a significant outflow of approximately $506.5 million, which the Bank funded using cash reserves at the Federal Reserve, occurred across six political organization client accounts, including the three accounts that exceeded the 5% threshold at quarter-end. As of the close of business on April 15, 2025, the six accounts maintained approximately $56.8 million in aggregate balances. As of the close of business on April 15, 2025, following the outflows, the Company’s consolidated total deposits were $1.1 billion, with one deposit relationship exceeding 5% of consolidated total deposits at 5.15%. IntraFi Cash Service® (ICS®) One-Way Sell® deposits totaled $107.9 million. As of the close of business on May 12, 2025, the Company’s consolidated total deposits were $1.2 billion, with IntraFi Cash Service® (ICS®) One-Way Sell® deposits totaling $71.8 million.
Note 5. Borrowings
Available Lines of Credit
The Bank maintains eligibility for a secured line of credit with the Federal Home Loan Bank (“FHLB”). To establish credit availability, the Bank will typically pledge eligible 1-4 family residential real estate loans from its loan portfolio as

Notes to Unaudited Consolidated Financial Statements

collateral. At March 31, 2025 and December 31, 2024, the Bank had not pledged any collateral to the FHLB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
The Bank also maintains eligibility for a secured line of credit with the Federal Reserve Bank of Richmond (“FRB”), and will typically pledge investment securities to establish credit availability. At March 31, 2025 and December 31, 2024, the Bank had not pledged any collateral to the FRB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
Short-Term Borrowing Facilities
As of March 31, 2025 and December 31, 2024, the Company had no outstanding short-term borrowings. The Bank maintains access to unsecured federal funds purchase lines of credit with:
•Pacific Coast Bankers’ Bank: $50.0 million, maturing June 30, 2025
•First National Bankers’ Bank: $10.0 million, maturing June 30, 2025, and
•Community Bankers’ Bank: $8.0 million, maturing March 12, 2026.
These federal funds lines renew annually, and balances may remain outstanding for periods ranging from 10 to 90 consecutive days. The use of these credit facilities is contingent upon compliance with specified financial conditions and covenants.
As of March 31, 2025 and December 31, 2024, the Bank had no outstanding balances under these federal funds purchase lines.
Note 6. Fair Value Measurements
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

Notes to Unaudited Consolidated Financial Statements

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
The Company’s investment portfolio is valued using fair value measurements that are considered to be Level 1 or Level 2 but may also use Level 3 measurements if required by the composition of the portfolio. The Bank has contracted with a securities portfolio accounting service provider for valuation of its securities portfolio. Most security types are priced using the securities accounting provider’s internally developed pricing software which appraises securities from an online real-time database. Subscription pricing services such as ICE Data Services and Bloomberg Valuation Services may be used to supplement the internal pricing system for security types where the underlying collateral, cash flow projections or trade data is not readily available. If Level 1 or Level 2 inputs are not available, the software may rely upon a discounted cash flow analysis based on the net present value of a security’s projected cash flow to arrive at fair market value. Valuations for direct obligations of the U.S. Treasury, exchange listed stock and preferred stock are obtained from online real-time databases.
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
The following table presents the balances of financial assets measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Measurements Using
Financial Assets	Balances	Level 1	Level 2	Level 3
As of March 31, 2025:
Available for sale securities:
U.S. government and federal agencies	$327,394	$325,432	$1,962	$—
Mortgage backed securities	6,914	—	6,914	—
Corporate bonds	48,021	502	47,519	—
State and municipal securities	96,876	—	96,876	—
Total available for sale securities	$479,205	$325,934	$153,271	$—
Equity securities	527	527	—	—
Total	$479,732	$326,461	$153,271	$—
As of December 31, 2024:
Available for sale securities:
U.S. government and federal agencies	$206,403	$204,452	$1,951	$—
Mortgage backed securities	7,395	—	7,395	—
Corporate bonds	43,974	480	43,494	—
State and municipal securities	100,557	—	100,557	—
Total available for sale securities	$358,329	$204,932	$153,397	$—
Equity securities	515	515	—	—
Total	$358,844	$205,447	$153,397	$—
Assets Measured at Fair Value on a Non-recurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Notes to Unaudited Consolidated Financial Statements

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
The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property using an income approach or is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as a provision for loan credit losses on the consolidated statements of income. There were no collateral dependent loans, and therefore no recorded reserve as of March 31, 2025 and December 31, 2024.
Other Real Estate Owned
Other real estate owned (“OREO”) is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held no OREO at March 31, 2025 and December 31, 2024.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2025 or December 31, 2024.
There were no assets measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024.
Fair Value of Financial Instruments
The following tables present the carrying value and estimated fair value including the level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of March 31, 2025:
Financial assets:
Cash and due from banks	$629,217	$629,217	$—	$—	$629,217
Securities available for sale	479,205	325,934	153,271	—	479,205
Securities held to maturity, net	295,400	105,397	172,584	—	277,981
Equity securities	527	527	—	—	527
Restricted securities	3,023	—	3,023	—	3,023
Loans, net	297,526	—	—	286,257	286,257
Accrued interest receivable	6,416	—	6,416	—	6,416
Financial liabilities:
Time deposits	11,253	—	—	11,169	11,169
Accrued interest payable	61	—	61	—	61

Notes to Unaudited Consolidated Financial Statements

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of December 31, 2024:
Financial assets:
Cash and due from banks	$410,739	$410,739	$—	$—	$410,739
Securities available for sale	358,329	204,932	153,397	—	358,329
Securities held to maturity, net	300,451	107,593	171,358	—	278,951
Equity securities	515	515	—	—	515
Restricted securities	2,886	—	2,886	—	2,886
Loans held for sale	316	—	316	—	316
Loans, net	308,773	—	—	294,316	294,316
Accrued interest receivable	4,231	—	4,231	—	4,231
Financial liabilities:
Time deposits	11,711	—	—	11,650	11,650
Accrued interest payable	46	—	46	—	46

Note 7. Accumulated Other Comprehensive Loss
The following table presents the changes in each component in accumulated other comprehensive loss, net of tax for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Unrealized Loss on Available for Sale Securities	Unrealized Loss on Securities Transferred from Available for Sale to Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(7,931)	$(3,634)	$(11,565)
Unrealized holding gains, net of tax of $1	5	—	5
Amortization of unrealized holding losses, net of tax of $61	—	230	230
Balance at March 31, 2024	$(7,926)	$(3,404)	$(11,330)
Balance at December 31, 2024	$(5,525)	$(2,720)	$(8,245)
Unrealized holding gains, net of tax of $380	1,429	—	1,429
Amortization of unrealized holding losses, net of tax of $59	—	223	223
Balance at March 31, 2025	$(4,096)	$(2,497)	$(6,593)

Note 8. Earnings Per Share
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

Notes to Unaudited Consolidated Financial Statements

When declared by the Company’s Board of Directors, holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends equally and ratably on a per-share basis. The Company did not pay dividends to any stockholder during the three-month periods ended March 31, 2025 and 2024.
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

	Three Months Ended
	March 31,	March 31,
	2025	2024

Net Income	$5,607	$3,917
Dividends declared on common stock
Class A Common Stock	—	—
Class B Common Stock	—	—
Undistributed net income for basic and diluted earnings per share	$5,607	$3,917

Weighted average shares outstanding
Class A Common Stock	3,088,810	—
Class B Common Stock	3,473,007	4,568,240
Weighted average shares outstanding, basic and dilutive	6,561,817	4,568,240

	Three Months Ended
	March 31,	March 31,
	2025	2024
Earnings per common share, basic and diluted
Class A Common Stock
Per share dividends distributed	$—	$—
Undistributed earnings per share	0.85	—
Total basic and diluted earnings per share - Class A Common Stock	$0.85	$—

Class B Common Stock
Per share dividends distributed	$—	$—
Undistributed earnings per share	0.85	0.86
Total basic and diluted earnings per share - Class B Common Stock	$0.85	$0.86

Note 9. Subsequent Events
There were no subsequent events other than those disclosed in Note 4. Deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in our Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements” as well as the section entitled “Risk Factors” in our Form 10-K. We assume no obligation to update any of these forward-looking statements except to the extent required by law.
The following discussion relates to our historical results, on a consolidated basis. Because we conduct all our material business operations through our wholly owned subsidiary, Chain Bridge Bank, N.A., the discussion and analysis primarily focus on activities conducted at the subsidiary level.
Introduction
Chain Bridge Bancorp, Inc. (the “Company”) is a Delaware-chartered bank holding company and a publicly traded bank holding company whose Class A common stock is listed on the New York Stock Exchange under the symbol “CBNA.” The Company was incorporated on May 26, 2006, and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended. The Company serves as the registered bank holding company for Chain Bridge Bank, National Association (the “Bank”), its wholly-owned subsidiary. The Company does not own or control any other subsidiaries and conducts substantially all of its business through the Bank.
We offer a broad range of commercial and personal banking services, including deposit accounts, multiple types of loan products, trusts administration, wealth management, and asset custody.
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

Reclassification
In connection with the IPO, on October 3, 2024, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which established two new classes of common stock, Class A common stock, par value $0.01 per share (“Class A Common Stock”) and Class B common stock, par value $0.01 per share (“Class B Common Stock”), and reclassified and converted each outstanding share of the Company’s existing common stock, par value $1.00 per share (“Old Common Stock”), into 170 shares of Class B Common Stock (the “Reclassification”). Share information presented prior to the Reclassification date of October 3, 2024 gives effect to the Reclassification and attributes all earnings to Class B shares because no Class A shares were outstanding prior to the Reclassification.
Three Months Ended March 31, 2025 Highlights
Highlights of our results of operations and financial condition as of and for the three months ended March 31, 2025 are provided below.
Financial Performance
•Consolidated net income was $5.6 million for the three months ended March 31, 2025, compared to $3.9 million for the three months ended March 31, 2024. Earnings per share for the three months ended March 31, 2025 were $0.85, compared to $0.86 for the three months ended March 31, 2024.4
4 For historical periods presented, all earnings are attributed to Class B shares because no Class A shares were outstanding.

•Net interest income, before provision for, or recapture of, credit losses, was $13.8 million for the three months ended March 31, 2025, compared to $8.8 million for the three months ended March 31, 2024. Net interest income, after provision for, or recapture of, credit losses was $13.9 million for the three months ended March 31, 2025, compared to $9.0 million for the three months ended March 31, 2024.
•Return on average equity was 15.39% for the three months ended March 31, 2025, compared to 18.33% for the three months ended March 31, 2024.
•Return on average assets for the three months ended March 31, 2025 was 1.43%, compared to 1.39% for the three months ended March 31, 2024.
•Return on average risk-weighted assets was 5.74% for the three months ended March 31, 2025, compared to 3.82% for the three months ended March 31, 2024.5
Balance Sheet
•Total assets were $1.7 billion as of March 31, 2025, compared to $1.4 billion as of December 31, 2024.
•Total deposits were $1.6 billion as of March 31, 2025, compared to $1.2 billion as of December 31, 2024. Excluded from these totals are One-Way Sell® deposits, which were placed at other banks through the ICS® network. These One-Way Sell® deposits amounted to $93.2 million as of March 31, 2025, compared to $63.3 million as of December 31, 2024.
•No non-performing assets or other real estate owned (“OREO”) were reported as of March 31, 2025 or December 31, 2024.
•Cash balances held at the Federal Reserve were $620.3 million as of March 31, 2025, compared to $406.7 million as of December 31, 2024.
•As of March 31, 2025, the total debt securities portfolio balance was $774.6 million, compared to $658.8 million as of December 31, 2024.
•Book value per share was $23.09 as of March 31, 2025, compared to $21.98 as of December 31, 2024.
•As of March 31, 2025, the Company had a total risk-based capital ratio of 41.43% and a tier 1 risk-based capital ratio of 40.24%. The Bank exceeded the minimum requirements to be well-capitalized for bank regulatory purposes, with a total risk-based capital ratio of 38.12% and a tier 1 risk-based capital ratio of 36.93%.
•As of March 31, 2025, our liquidity ratio was 89.14%, compared to 85.13% as of December 31, 2024.
Significant Factors Impacting Our Business, Financial Condition and Results of Operations
Several key factors impact our financial performance:
Short-term interest rates: The cyclical nature of our balance sheet and our focus on liquidity cause our primary revenue source, net interest income, to be highly correlated to short-term interest rates. We strive to maintain high liquidity and low loan-to-deposit ratios. Higher rates generally increase our net interest income because of our high levels of liquid interest-earning assets and low levels of interest-bearing deposits and borrowings. Conversely, if short-term interest rates fall, our net interest income would likely decrease due to our high levels of cash. The Federal Reserve has not adjusted its target federal funds rate through the first quarter of 2025, but did reduce the target rate during September, November and December of 2024. As short-term rates decline, our net interest income will be adversely affected. This relationship between our revenue and the yield curve may differ from that of banks that have lower levels of cash and liquidity and higher loan-to-deposit ratios.
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

Federal election cycles significantly affect our deposit levels. These cycles also impact revenue-generating activities, such as wire transfers, payments, check processing, debit card usage, and treasury management services. Historically,
5 Return on average risk-weighted assets is calculated as net income divided by average risk-weighted assets. Average risk-weighted assets are calculated using the last two quarter ends.

deposits from political organizations increase in the periods leading up to federal elections followed by a decline around the elections. Election outcomes may also impact the timing and scale of deposit inflows or outflows from political organizations, and this cycle was no exception. During the first quarter of 2025, the Company experienced a material increase in deposits from certain political organization clients, primarily attributable to a post-election surge in deposits following the November 2024 federal elections. A significant portion of the increase was concentrated in three accounts that each, individually, held more than 5% of total deposits at quarter-end. In the aggregate, these accounts totaled $472.0 million and represented 30.1% of consolidated total deposits as of March 31, 2025. While historically political organization deposits have began rebuilding in the quarters following an election, the pace and scale of the increase in the political organization deposits during the first quarter of 2025, and the resulting deposit concentration, differed from typical patterns we have observed in prior post-election periods and reflected elevated, event-driven fundraising activity.
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
Economic conditions: General economic conditions, particularly in the Washington, D.C. metropolitan area, and levels of government spending influence our deposit levels and earnings. At various points throughout 2024 and the first quarter of 2025, we estimate that at least a majority of our deposit balances were sourced from political organizations, which we believe reduces our direct exposure to broader economic trends. However, economic downturns may lead to declines in political donations, which could adversely affect our deposit levels and income. Additionally, national or regional recessions could increase the risk of loan defaults and negatively impact the credit quality of our municipal and corporate bonds, potentially leading to defaults.
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
Regulatory and Supervisory Environment: We incur significant costs due to our regulation and supervision by the federal government. As a bank holding company, we are subject to comprehensive supervision and regulatory oversight by the Federal Reserve. The Bank’s primary regulator and supervisor is the OCC, which through regular examinations oversees our operations, risk management, compliance, and corporate governance. The Bank is also subject to FDIC secondary regulatory oversight that focuses on insurance standards, risk management practices, and overall regulatory compliance. We pay assessments to the FDIC and the OCC for their insurance and supervision. In addition, we manage our balance sheet to meet regulatory standards, such as capital ratio requirements. Failure to meet these standards may result in corrective actions, restrictions, and increased scrutiny from federal regulators. By adhering to these requirements, we aim to maintain our financial health and strengthen our market position. See Item 1,“Business — Supervision and Regulation” in our Form 10-K.
Uninsured Deposits: Most of our deposits come from commercial clients rather than retail clients, resulting in a relatively high level of account balances exceeding the FDIC coverage limits. As of March 31, 2025, we estimate that approximately 74.6% of our total deposits were not insured by the FDIC. To manage the associated risks, we aim to maintain high levels of liquidity, asset quality, and financial strength.
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
Return on Average Equity. We use return on average equity to assess our effectiveness in utilizing stockholders’ equity to generate net income. In determining return on average equity for a given period, annualized net income is divided by the average stockholders’ equity for that period.
Return on Average Assets. We monitor return on average assets to measure our operating performance and to determine how efficiently our assets are being used to generate net income. In determining return on average assets for a given period, annualized net income is divided by the average total assets for that period.
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
Noninterest Expense. Noninterest expense relates to fixed and variable overhead costs, the largest component of which is personnel expenses, including salaries and employee benefits. Certain expenses tend to vary based on the volume of activity and other factors, including professional services, data processing and communication expenses, occupancy, equipment expense, regulatory assessments and fees, marketing and business development costs, insurance expenses and other operating expenses.
Data processing and communication expenses primarily relate to expenses paid to third party providers of core processing, cloud computing and cybersecurity, a substantial component of which is paid to a core technology provider we rely on for the banking software used by our clients and back office functions. Professional services expenses include those such as internal and external audit, legal, loan review, compliance audit and compliance monitoring fees. Occupancy and equipment expenses include depreciation for buildings and improvements, fixtures and furniture, equipment, and technology related items as well as building related expenses such as utilities and maintenance costs. The Commonwealth of Virginia levies a capital-based franchise tax on banks operating within the state, replacing the state income tax. FDIC and regulatory assessments represent costs incurred to cover quarterly or semi-annual payments to the FDIC or OCC for their insurance or supervision. FDIC assessments are based on a complicated matrix of factors to form an assessment rate, which is then applied to a base of quarterly average assets less quarterly tangible equity. Directors’ fees represent fees paid to our directors for board or committee meetings. Marketing and business development costs include sponsorships, membership dues, as well as marketing and advertising costs, which are subject to normal variability based on the volume and cost of sponsorship and business development activities. Insurance expenses include costs for coverage of fidelity bond, professional liability, property and casualty, workers compensation and cyber liability policies. Other operating costs include other operating and administrative costs such as other vendor and employee costs, postage and printing, office supplies, and subscriptions.
As discussed above, we expect our noninterest expenses to increase as a result of the additional costs associated with being a public company.
Primary Factors Used to Evaluate Our Financial Condition
The most significant factors we use to evaluate and manage our financial condition include liquidity, asset quality and capital.
Liquidity. Maintaining an adequate level of liquidity depends on our ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting our daily operations or the financial condition of the Bank. Because transaction account deposits form a primary source of our funding, and generally can be withdrawn on demand, managing our liquidity is a top priority. Our account at the Federal Reserve, which held $620.3 million as of March 31, 2025, is a primary source of our liquidity for daily and ongoing activities.
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
Our most significant accounting policies are described in the Notes to the Consolidated Financial Statements in our Form 10-K. These policies, together with the other disclosures presented in the financial statement notes and this Quarterly Report on Form 10-Q, provide information on the valuation of significant assets and liabilities and the methodologies used in determining those values. Based on the valuation techniques applied, and the sensitivity of financial statement amounts to the underlying methods, assumptions, and estimates, we have identified the determination of the allowance for credit losses and the fair value of securities as the areas that involve the most subjective or complex judgments and, as such, could be subject to revision as new information becomes available. We describe these policies in detail within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” section of our Form 10-K. There have been no material changes to our critical accounting policies from those disclosed in the Form 10-K.
The effects of new accounting pronouncements are detailed in Note 1 to the Consolidated Financial Statements, “Organization and Summary of Significant Accounting Policies.”
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Interest and dividend income	$14,741	$9,699	$5,042	52.0%
Interest expense	893	907	(14)	(1.6%)
Net interest income	13,848	8,792	5,056	57.5%
Provision for (recapture of) credit losses	(65)	(194)	129	(66.5%)
Net interest income after provision for (recapture of) credit losses	13,913	8,986	4,927	54.8%
Noninterest income	695	1,648	(953)	(57.8%)
Noninterest expense	7,571	5,741	1,830	31.9%
Net income before taxes	7,037	4,893	2,144	43.8%
Income tax expense	1,430	976	454	46.5%
Net income	$5,607	$3,917	$1,690	43.1%
For the three months ended March 31, 2025, our net income increased by $1.7 million compared to the three months ended March 31, 2024, primarily due to a $5.1 million, or 57.5%, increase in net interest income. An increase of $1.8 million in noninterest expense, driven most notably by increases in employment, professional services, and insurance costs associated with increased public company expenses, coupled with an increase in our state franchise taxes, partially offset the increase in net income. A $953 thousand decrease in noninterest income, driven by a decline in deposit placement services income following the reduction in One-Way Sell® balances, also partially offset the positive earnings components.

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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Interest and dividend income
Interest and fees on loans	$3,589	$3,280	$309	9.4%
Interest and dividends on securities, taxable	4,607	2,866	1,741	60.8%
Interest on securities, tax exempt	282	294	(12)	(4.0%)
Interest on interest-bearing deposits in banks	6,263	3,259	3,004	92.2%
Total interest and dividend income	14,741	9,699	5,042	52.0%
Interest expense
Interest on deposits	893	808	85	10.5%
Interest on short-term borrowings	—	99	(99)	(100.0%)
Total interest expense	893	907	(14)	(1.6%)
Net interest income	$13,848	$8,792	$5,056	57.5%
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

	Three Months Ended March 31,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$566,675	$6,263	4.48%	$237,726	$3,259	5.56%
Investment securities, taxable[1]	639,825	4,607	2.92%	503,404	2,866	2.31%
Investment securities, tax-exempt	62,235	282	1.84%	64,822	294	1.84%
Loans	308,741	3,589	4.71%	303,063	3,280	4.39%
Total interest-earning assets	1,577,476	14,741	3.79%	1,109,015	9,699	3.55%
Less allowance for credit losses	(4,715)			(4,671)
Noninterest-earning assets	19,097			26,170
Total assets	$1,591,858			$1,130,514
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings, interest-bearing checking and money market	$325,018	$817	1.02%	$247,771	$693	1.13%
Time deposits	11,438	76	2.69%	15,839	115	2.94%
Short-term borrowings	—	—	—%	5,000	99	8.03%
Total interest-bearing liabilities	336,456	893	1.08%	268,610	907	1.37%
Noninterest-bearing liabilities
Demand deposits	1,100,966			771,149
Other liabilities	6,642			5,046
Total liabilities	1,444,064			1,044,805
Stockholders’ equity	147,794			85,709
Total liabilities and stockholders' equity	$1,591,858			$1,130,514
Net interest income		$13,848			$8,792
Net interest margin			3.56%			3.15%
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

	For the three months ended March 31, 2025 compared to 2024

	Increase (decrease) due to change in:
(dollars in thousands)	Average volume	Average rate	Total
Interest-earning assets
Interest-bearing deposits in other banks	$4,510	$(1,506)	$3,004
Taxable investment securities	777	964	1,741
Non-taxable investment securities	(12)	—	(12)
Loans	61	248	309
Total increase (decrease) in interest income	$5,336	$(294)	$5,042
Interest-bearing liabilities
Savings, interest-bearing checking and money market accounts	$214	$(90)	$124
Time deposits	(32)	(7)	(39)
Short-term borrowings	(99)	—	(99)
Total increase (decrease) in interest expense	$83	$(97)	$(14)
Increase (decrease) in net interest income	$5,253	$(197)	$5,056
-
For the three months ended March 31, 2025, our net interest income increased by $5.1 million, or 57.5%, compared to the three months ended March 31, 2024, primarily driven by a $328.9 million increase in the average balance of interest-bearing deposits in other banks, principally at the Federal Reserve. This increase was primarily due to inflows of deposits from political organizations, which were invested in interest-earning assets, such as reserves at the Federal Reserve. As a result, our net interest margin increased to 3.56% for the three months ended March 31, 2025, from 3.15% for the three months ended March 31, 2024. See “— Financial Condition — Deposits” for additional information regarding deposit levels.
Interest Income
Interest and fees on loans. Loan interest income is comprised of fixed and adjustable-rate structures related to residential and commercial real estate loan products, commercial loans and other consumer loan products. Deferred loan origination fees, net of deferred loan origination costs, accrete to the loan’s yield over the life of the loan. For the three months ended March 31, 2025, our interest and fees on loans increased 9.4% to $3.6 million compared to the three months ended March 31, 2024 primarily driven by a 0.32% increase in average yield and an increase of the average total loan balance of $5.7 million.
See “— Financial Condition — Loan Portfolio” below for an analysis of the composition of our loan portfolio.
Interest and dividends on securities, taxable. For the three months ended March 31, 2025, our interest and dividends on taxable securities increased 60.8% to $4.6 million from $2.9 million for the three months ended March 31, 2024. The average balance for all taxable securities increased $136.4 million when comparing the periods, and the yield improved 0.61%. As portions of maturing bonds have been reinvested, we have observed a steady increase in the average yield for the taxable securities portfolio. The Company reinvested maturing bonds and invested funds from temporarily elevated deposit levels in short term U.S. Treasury securities with maturities during 2025 and into 2026, which is intended to align with the timing of expected deposit outflows.
Interest on securities, tax-exempt. For the three months ended March 31, 2025, our interest on tax-exempt securities decreased 4.0% from the prior period due primarily to a $2.6 million decline in the average balance of tax-exempt securities. In recent years, the attainable yields for any new investment in this segment and the investment landscape have left tax-exempt securities less attractive than their taxable counterparts. Accordingly, as tax-exempt securities have matured, those proceeds have been invested into taxable municipal securities.

See “— Financial Condition — Securities” below for an analysis of the composition of the securities portfolio, including taxable and tax-exempt securities.
Interest on interest-bearing deposits in banks. Chain Bridge earns interest for accounts held at certain correspondent banks, which are primarily reserves held at the Federal Reserve. The Federal Reserve has historically adjusted its interest on reserves rate in conjunction with the federal funds rate. The interest rate paid by the Federal Reserve on reserve balances decreased three times throughout 2024, to 4.40% on December 19, 2024. For the three months ended March 31, 2025, our interest on interest-bearing deposits in banks increased by $3.0 million compared to the prior period, primarily driven by a $328.9 million increase in average balances, which was slightly offset by a decrease in yield of 1.08%.
Interest Expense
Interest on deposits. The Bank pays a variable interest rate to depositors for their non-maturing savings, interest-bearing checking, and money market accounts. In addition, the Bank issues time deposits that pay a fixed rate of interest until the instrument matures. For the three months ended March 31, 2025, our interest expense on deposits increased 10.5% compared to the three months ended March 31, 2024. The increase was primarily driven by a $72.8 million increase in average interest-bearing deposit balances, partially offset by a 0.17% decrease in the average rate. As of March 31, 2025 and March 31, 2024, approximately 79.3% and 73.4%, respectively, of our deposits were noninterest bearing.
See “— Financial Condition — Deposits” for an analysis of the composition of the deposits portfolio, including its interest-bearing and noninterest-bearing components.
Interest on short-term borrowings. As of March 31, 2025, the Company had no short-term borrowings, compared to March 31, 2024, when the Company had an outstanding balance of $5.0 million on its $10.0 million unsecured line of credit with a correspondent bank. On October 10, 2024, the Company used a portion of the net proceeds from the IPO to fully repay the outstanding principal balance on this line of credit and closed the line on October 11, 2024. Substantially all interest on short-term borrowings reported during the three months ended March 31, 2024 was related to this line of credit. The Bank currently has no borrowings, and there are no outstanding draws on its lines of credit with the FHLB, the Federal Reserve, or other third-party institutions.
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

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Provision for (recapture of) credit losses
Provision for (recapture of) loan credit losses	$(38)	$5	$(43)	NM
Recapture of securities credit losses	(27)	(199)	172	(86.5%)
Total recapture of credit losses	$(65)	$(194)	$129	(66.5%)
__________
NM — Comparisons from positive to negative values or to zero values are considered not meaningful.
For the three months ended March 31, 2025, our provision for credit losses consisted of a net recapture of $65 thousand. Within the loan portfolio, the $38 thousand recapture resulted from a reduction in outstanding balances, partially offset by an increase in the overall reserve rate for loan credit losses. Within our securities portfolio, the shortening time to maturity of our held to maturity securities portfolio resulted in a lower required reserve in accordance with our ACL methodology. During the three months ended March 31, 2024, we reported a net recapture of $194 thousand. The net recapture during the three months ended March 31, 2024 was primarily attributable to the sale of a bond for $210 thousand which was related to a single corporate issuer whose business was closed by a regulatory authority and entirely written off in 2023.

Noninterest Income
Noninterest income consists of deposit placement services income, service charges on deposit accounts, trust and wealth management income, gains on sale of mortgage loans, net gains or losses on sales of securities and other income.

	Three months ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Noninterest income
Trust and wealth management income	$270	$187	$83	44.6%
Service charges on accounts	240	311	(71)	(22.8%)
Deposit placement services income	133	1,122	(989)	(88.1%)
Gain on sale of mortgage loans	13	—	13	NM
Other income	39	28	11	40.9%
Total noninterest income	$695	$1,648	$(953)	(57.8%)
__________
NM — Comparisons from positive to negative values or to zero values are considered not meaningful.
For the three months ended March 31, 2025, our noninterest income decreased by $953 thousand, or 57.8%, to $695 thousand compared to the three months ended March 31, 2024 primarily driven by a decrease in deposit placement services income, which is fee income we earn on One-Way Sell® deposits sold through the ICS® network.
Trust and wealth management income. For the three months ended March 31, 2025, our trust and wealth management income increased by $83 thousand, or 44.6%, compared to the three months ended March 31, 2024. This increase was primarily due to a rise in the volume of total assets under administration, which grew to $409.4 million at March 31, 2025 from $267.5 million at March 31, 2024. The size and mix of the assets under administration drove the income growth. Assets under management, which produce a higher rate of income under our fee structure, increased 70.7% from March 31, 2024, while assets under custody increased 45.4% over the same period.
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
Service charges on accounts. For the three months ended March 31, 2025, our service charges on accounts decreased by $71 thousand, or 22.8%, compared to the three months ended March 31, 2024 primarily driven by lower transaction volume, particularly among check processing and wire transfers. Our fee income is typically higher during the fiscal quarters leading up to and during the general election as political organization deposit account activity causes an increase in bank transactions.
Deposit placement services income. For the three months ended March 31, 2025, our deposit placement services income decreased by $989 thousand compared to the three months ended March 31, 2024 on account of lower One-Way Sell® deposit balances. As of March 31, 2025 and March 31, 2024, One-Way Sell® deposits totaled $93.2 million and $289.2 million, respectively. For the three months ended March 31, 2025 and March 31, 2024, our average One-Way Sell®

deposits were $63.5 million and $259.7 million, respectively. Accounts enrolled in the ICS® network are further discussed under “— Financial Condition — Deposits” below.
Gain on sale of mortgage loans. For the three months ended March 31, 2025, the gain on sale of mortgages increased by $13 thousand compared to the three months ended March 31, 2024, which had no sales activity or any related gains.
Noninterest Expense
Noninterest expense consists of salaries and employee benefits, data processing and communication expenses, professional services, occupancy and equipment expenses, state franchise taxes, FDIC and regulatory assessments, directors’ fees, marketing and business development costs, insurance expenses, and other operating expenses.

	Three months ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Noninterest expenses
Salaries and employee benefits	$4,408	$3,485	$923	26.5%
Professional services	893	465	428	92.1%
Data processing and communication expenses	666	595	71	11.9%
State franchise taxes	351	203	148	73.1%
Occupancy and equipment expenses	251	275	(24)	(8.7%)
FDIC and regulatory assessments	228	193	35	18.0%
Directors fees	146	161	(15)	(9.1%)
Insurance expenses	149	60	89	148.9%
Marketing and business development costs	81	72	9	12.9%
Other operating expenses	398	232	166	71.7%
Total noninterest expenses	$7,571	$5,741	$1,830	31.9%
For the three months ended March 31, 2025 our noninterest expense increased by $1.8 million, or 31.9%, compared to the three months ended March 31, 2024, primarily driven by increases in salaries and employee benefits and professional service expenses.
Salaries and employee benefits. For the three months ended March 31, 2025, our salaries and employee benefits increased by $923 thousand, or 26.5%, compared to the three months ended March 31, 2024, resulting from higher headcount and salary increases.
Professional services. For the three months ended March 31, 2025, our professional services expense increased $428 thousand, or 92.1%, compared to the three months ended March 31, 2024, primarily driven by legal and consulting expenses incurred in connection with the Company’s operations as a public company. During the three months ended March 31, 2025, professional services expense included recruiting services performed by a third party, in addition to recurring expenses.
Data processing and communication expenses. For the three months ended March 31, 2025, our data processing and communication expenses increased $71 thousand or 11.9%, compared to the three months ended March 31, 2024, driven by higher data processing fees charged by our core provider arising from periodic rate increases, the purchase of various new products, increased costs associated with enhanced information technology (“IT”) functionality, and an increase in core processing expenses incurred by the Trust & Wealth Department on account of growth in managed assets and custody accounts.
State franchise taxes. For the three months ended March 31, 2025, our state franchise taxes increased $148 thousand, or 73.1%, compared to the three months ended March 31, 2024, primarily driven by the growth in the Bank’s capital which forms the basis for the tax computation for our Virginia bank franchise taxes.

Occupancy and equipment expenses. For the three months ended March 31, 2025, our occupancy and equipment expenses decreased by $24 thousand or 8.7%, compared to the three months ended March 31, 2024, primarily driven by lower building maintenance costs.
FDIC and regulatory assessments. For the three months ended March 31, 2025, our FDIC and regulatory assessments expense increased $35 thousand, or 18.0%, due to the growth in the Bank’s assets between the comparative periods.
Directors’ fees. In the three months ended March 31, 2025, our directors’ fees decreased $15 thousand compared to the three months ended March 31, 2024, primarily driven by a decrease in the number of board and committee meetings, compared to the prior year when the Company prepared for its IPO.
Insurance expenses. For the three months ended March 31, 2025, our insurance expenses increased $89 thousand or 148.9%, compared to the three months ended March 31, 2024. The increase was primarily due to increased costs associated with directors and officers insurance, as a result of our operations as a public company.
Marketing and business development costs. For the three months ended March 31, 2025, our marketing and business development costs were relatively unchanged, compared to the three months ended March 31, 2024.
Other operating costs. This segment includes other operating and administrative costs such as other vendor and employee costs, postage and printing, office supplies and subscriptions. For the three months ended March 31, 2025, the increase in our other operating costs during the period was driven primarily by increased printing and subscription costs, which increased $75 thousand and $31 thousand, respectively, compared to the three months ended March 31, 2024. The increased printing costs year-over-year was primarily due to an enhanced production and printing process for our Annual Report to Shareholders.
Income Tax Expense
Income tax expense is recorded based on our pre-tax financial income adjusted for nondeductible expenses and tax-exempt income. For the three months ended March 31, 2025, our income tax expense was $1.4 million, representing an increase of 46.5%, compared to $976 thousand for the three months ended March 31, 2024. The increase was driven by the increase in pre-tax earnings, which increased 43.8% during the comparable period.
Our effective income tax rate was 20.32% for the three months ended March 31, 2025, an increase of 0.38% from 19.95% for the three months ended March 31, 2024. During 2025, the effective income tax rate increased compared to the corresponding prior period because pre-tax income increased while tax-exempt income decreased, causing tax-exempt income to comprise a lower proportion of income before taxes.
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

The following table summarizes the amortized cost and weighted average yield of securities as of March 31, 2025 by contractual maturities.

	Balance as of March 31, 2025
	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government and federal agencies
Due in one year or less	$204,113	4.16%	$26,401	1.92%
Due after one year through five years	120,308	3.92%	64,088	1.75%
Due after five years through ten years	3,881	1.45%	25,426	1.77%
Due after ten years	—	—%	2,540	1.77%
	328,302	4.04%	118,455	1.80%
Mortgage backed securities
Due in one year or less	3,109	2.11%	—	—%
Due after one year through five years	—	—%	—	—%
Due after five through ten years	486	2.93%	—	—%
Due after ten years	3,788	2.95%	1,163	4.62%
	7,383	2.59%	1,163	4.62%
Corporate bonds
Due in one year or less	18,471	3.20%	16,363	2.47%
Due after one year through five years	29,521	3.83%	39,541	2.70%
Due after five years through ten years	—	—%	506	2.83%
Due after ten years	496	7.31%	—	—%
	48,488	3.63%	56,410	2.63%
State and municipal securities
Due in one year or less	31,627	3.18%	5,244	2.57%
Due after one year through five years	49,961	2.37%	59,278	2.21%
Due after five years through ten years	18,128	2.07%	54,442	2.29%
Due after ten years	500	3.75%	583	2.59%
	100,216	2.58%	119,547	2.27%
Total securities	$484,389	3.67%	$295,576	2.16%
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

The following table summarizes our securities portfolio by the type of securities as of the dates indicated. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost:

	As of March 31,		As of December 31,
	2025		2024		Change
(dollars in thousands)	$	% of total securities	$	% of total securities	$	%
U.S. government treasuries	$437,950	56.5%	$320,976	48.7%	$116,974	36.4%
U.S. federal agencies securities	7,899	1.0%	7,879	1.2%	20	0.3%
Mortgage backed securities	8,077	1.0%	8,563	1.3%	(486)	(5.7%)
Corporate bonds	104,431	13.5%	101,444	15.4%	2,987	2.9%
State and municipal securities	216,423	28.0%	220,120	33.4%	(3,697)	(1.7%)
Total securities	$774,780	100.0%	$658,982	100.0%	$115,799	17.6%
Total securities. As of March 31, 2025, the carrying value of our debt securities before the allowance for credit losses was $774.8 million, representing an increase of $115.8 million, or 17.6%, compared to $659.0 as of December 31, 2024. The increase was primarily driven by investments of excess cash into U.S. government treasuries.
U.S. government treasuries. U.S. government treasuries represent debt securities backed by the U.S. Treasury or the full faith and credit of the U.S. government and are guaranteed as to the timely payment of interest and principal when held to maturity. As of March 31, 2025, our U.S. government treasuries increased by $117.0 million or 36.4%, compared to December 31, 2024. During the quarter, we invested a portion of our excess cash reserves in short term U.S. Treasury securities that mature during 2025 and 2026.
U.S. federal agencies securities. U.S. federal agencies securities represent obligations issued by U.S. federal government agencies or government-sponsored enterprises that guarantee repayment of principal at maturity. As of March 31, 2025, our U.S. federal agencies securities remained substantially unchanged compared to December 31, 2024.
Mortgage backed securities. Our mortgage backed securities portfolio consists of pass through and agency-issued collateralized mortgage obligations. As of March 31, 2025, our mortgage backed securities decreased by $486 thousand, or 5.7%, compared to December 31, 2024. During the period, mortgage backed securities represented 1.0% of our securities portfolio.
Corporate bonds. Corporate bonds are debt obligations issued by companies to raise capital and refinance obligations of the issuer. As of March 31, 2025, our corporate bonds increased by $3.0 million, or 2.9%, compared to December 31, 2024, due to purchases with two- to three-year maturities.
State and municipal securities. State and municipal securities are debt obligations issued by state and local governments. As of March 31, 2025, our state and municipal securities decreased by $3.7 million or 1.7%, compared to December 31, 2024, due to maturities within the portfolio that were not subsequently replaced with similar investments.
Allowance for Credit Losses — Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type (U.S. government and federal agencies, agency mortgage backed securities, corporate bonds and state and municipal securities). We estimate expected credit losses based on our historical credit loss information as adjusted for current conditions and reasonable and supportable forecasts. Securities issued by the U.S. Treasury or government agencies are not considered to be credit sensitive as they are explicitly or implicitly guaranteed by the U.S. government, and result in expectations of zero credit loss. Accordingly, management’s analysis of credit loss considers only the corporate and municipal segments. Accrued interest receivable on HTM debt securities totaled $1.8 million as of March 31, 2025 and $1.6 million as of December 31, 2024, respectively, and was excluded from the estimate of credit losses.
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
The following table presents an analysis of the allowance for credit losses on securities:

Held to Maturity:	As of and for the three months ended March 31,
(dollars in thousands)	2025	2024
Average HTM debt securities outstanding	$297,422	$305,316
Total outstanding HTM debt securities at end of each period	295,575	308,312
Allowance for credit losses at the beginning of period	202	348
Provision for (recapture of) for credit losses	(27)	11
Total charge-offs	—	—
Total recoveries	—	—
Net (charge-offs) recoveries	—	—
Allowance for credit losses at end of period	$175	$359
Ratio of allowance to total HTM debt securities outstanding at period end	0.06%	0.12%
Ratio of nonaccrual HTM securities to total HTM securities outstanding at period end	—%	—%
Ratio of allowance to nonaccrual debt securities at period end	—%	—%

Available for Sale:	As of and for the three months ended March 31,
(dollars in thousands)	2025	2024
Average AFS debt securities outstanding	$394,217	$256,728
Total outstanding AFS debt securities at end of each period	479,205	254,880
Allowance for credit losses at the beginning of period	—	—
Provision for (recapture of) for credit losses	—	(210)
Total charge-offs	—	—
Total recoveries	—	210
Net (charge-offs) recoveries	—	210
Allowance for credit losses at end of period	$—	$—
Ratio of allowance to total AFS debt securities outstanding at period end	—%	—%
Ratio of nonaccrual AFS securities to total AFS securities outstanding at period end	—%	—%
Ratio of allowance to nonaccrual debt securities at period end	—%	—%
During the three months ended March 31, 2024, we received proceeds totaling $210 thousand for a corporate bond previously written off and recorded a recovery of credit losses. There was no further activity related to the AFS allowance for credit losses in 2024, and no activity in 2025.

The following table presents the allocation of the allowance for credit losses on our HTM securities portfolios by segment. There was no ACL established for the AFS portfolio as of the indicated period ends.

	As of March 31,		As of December 31,
	2025		2024
Balance at the end of each period (dollars in thousands)	Amount	% to total HTM bonds	Amount	% to total HTM bonds
U.S. government and federal agencies	$—	—%	$—	—%
Mortgage backed securities	—	—%	—	—%
Corporate	145	0.05%	171	0.06%
State and municipal	30	0.01%	31	0.01%
Total	$175	0.06%	$202	0.07%
The following tables present the allocation of the net charge offs within the AFS securities portfolio by segment.

	Three months ended March 31,
	2025			2024
(dollars in thousands)	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding
U.S. government and federal agencies	$—	$243,293	—%	$—	$92,558	—%
Mortgage backed securities	—	7,155	—%	—	8,487	—%
Corporate	—	43,580	—%	210	55,139	0.38%
State and municipal	—	98,473	—%	—	100,413	—%

Loan Portfolio
Our loan portfolio consists of mortgage, commercial, and consumer loans to clients. A substantial portion of our loan portfolio is represented by residential real estate and commercial real estate loans throughout the Washington, D.C. metropolitan area. The ability of our debtors to honor their contracts is dependent upon a number of factors, including the real estate and general economic conditions in this area, as described in the “Risk Factors” section of our Form 10-K.
The following table summarizes our loan portfolio by the type of loans as of the dates indicated:

	As of March 31,		As of December 31,
	2025		2024		Change
(dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	$	%
Commercial real estate	$51,982	17.2%	$53,480	17.1%	$(1,498)	(2.8%)
Commercial	18,555	6.1%	27,883	8.9%	(9,328)	(33.5%)
Residential real estate, closed-end	211,936	70.2%	210,730	67.2%	1,206	0.6%
Other consumer loans	19,529	6.5%	21,194	6.8%	(1,665)	(7.9%)
Total	$302,002	100.0%	$313,287	99.9%	$(11,285)	(3.6%)

As of March 31, 2025, our total loans decreased by $11.3 million or 3.6%, compared to December 31, 2024. The decrease reflects the strategic reduction in our commercial real estate lending to reduce our exposure to this sector, coupled with decreases in the commercial non-real estate and consumer portfolios.
Residential real estate loans, closed-end. Single family (1-4 units) residential mortgage loans are primarily secured by owner-occupied primary and secondary residences and are “closed-end” mortgage loans, which means that the loan amount is fixed at the outset and repaid over a set term without the ability to re-borrow. As of March 31, 2025, our residential real estate loans increased by $1.2 million, or 0.6%, compared to December 31, 2024 reflecting several originations which occurred during the quarter.
Commercial real estate loans. Commercial real estate loans are generally long-term loans secured by a commercial property that is either owner-occupied or investor owned. This category also includes commercial construction loans and multifamily residential property loans. Management has strategically allowed a decline in the commercial real estate portfolio. Rising interest rates have increased the cost of borrowing and remote work trends continue to be a concern. These factors negatively impact the value of commercial properties, making commercial real estate loans less attractive. As of March 31, 2025, our commercial real estate loans decreased by $1.5 million, or 2.8%, compared to December 31, 2024.
As of March 31, 2025, our commercial real estate portfolio included owner-occupied and non-owner-occupied commercial real estate loans and were concentrated in certain sectors and in the Washington, D.C. metropolitan area:
•Owner-Occupied vs. Non-Owner-Occupied Properties: Our commercial real estate loans include both owner-occupied and non-owner-occupied properties. As of March 31, 2025 and December 31, 2024, we had $18.3 million and $18.7 million, respectively, in owner-occupied loans and $33.7 million and $34.8 million, respectively, in non-owner-occupied loans. Non-owner-occupied properties depend on rental income for repayment. Factors such as market conditions, tenant defaults, and vacancies could reduce cash flow from these properties, leading to increased delinquencies and potential losses.
•Sector Concentration: Our commercial real estate loan portfolio is concentrated in the office, retail, multifamily, and hotels sectors. As of March 31, 2025, our non-owner-occupied office loans totaled $6.4 million, retail loans totaled $12.7 million, multifamily loans totaled $7.3 million, and hotel loans totaled $3.9 million.
•Geographic Concentration: Our commercial real estate loan portfolio is concentrated in the Washington, D.C. metropolitan area. This exposes us to risks tied to local economic conditions, property market trends, and regulatory changes. See “Risk Factors — Other Risks Related to Our Business — The geographic concentration of our business in the Washington, D.C. metropolitan area makes our business highly susceptible to local economic conditions and reductions or changes in government spending,” in the Form 10-K.
Commercial. Commercial loans are commercial and industrial (C&I) term loans or lines of credit and, due to the participation of political organizations in this segment, exhibit cyclicality when measured as a percentage of our loan portfolio. C&I loans include unsecured or UCC secured lending, accounts receivable, inventory or equipment financing loans or working capital loans. As of March 31, 2025, our commercial loans decreased by $9.3 million, or 33.5%, compared to December 31, 2024. The decline was primarily due to several large paydowns during the quarter from political organizations, which are consistent with prior cycles.
Other consumer loans. Other consumer loans include residential construction loans, revolving loans secured by residential properties, commonly known as home equity lines of credit (“HELOCs”), and loans made directly to individuals for non-business purposes which may be secured or unsecured. As of March 31, 2025, other consumer loans decreased by $1.7 million, or 7.9%, from December 31, 2024, driven primarily by borrowers repaying balances on their HELOCs. The following table presents the components of other consumer loans:

	As of March 31,	As of December 31,
(dollars in thousands)	2025	2024
Residential construction loans	$2,337	$1,806
HELOCs	14,197	16,373
Consumer secured	2,453	2,428
Consumer unsecured	542	587
Total consumer loans	$19,529	$21,194
Loan Maturity and Sensitivity to Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of the loans may differ from the maturities reflected below because consumer borrowers and some commercial borrowers have the right to prepay obligations with or without prepayment penalties. As of March 31, 2025, variable rate loans, which include floating and adjustable rate structures, comprised 70.3% of our loan portfolio. Our variable rate loans primarily consist of adjustable residential real estate loans with initial fixed-rate periods of three, five, seven or ten years, which, depending on the loan program, reprice every one, three, or five years after the initial fixed-rate period. Variable rate loans provide a better match against our deposit liabilities and reduce our interest rate risk.
The following table details maturities and sensitivity to interest rate changes for our loan portfolio as of March 31, 2025, and the contractual maturity and interest-rate profile of our loan portfolio:

At March 31, 2025	Remaining Contractual Maturity Held for Investment
(dollars in thousands)	One year or less	After one year through five years	After five years and through fifteen years	After fifteen years	Total
Fixed rate loans:
Commercial real estate	$—	$22,505	$20,866	$—	$43,371
Commercial	—	1,230	—	—	1,230
Residential real estate, closed-end	468	668	34,331	7,349	42,816
Other consumer loans	—	2,293	—	—	2,293
Total fixed rate loans	$468	$26,696	$55,197	$7,349	$89,710
Variable rate loans:
Commercial real estate	$—	$80	$7,999	$532	$8,611
Commercial	16,398	127	800	—	17,325
Residential real estate, closed-end	—	2,136	3,369	163,615	169,120
Other consumer loans	3,189	4,866	7,366	1,815	17,236
Total variable rate loans	$19,587	$7,209	$19,534	$165,962	$212,292
Total loans	$20,055	$33,905	$74,731	$173,311	$302,002
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
We have exposures to certain categories of loans that we believe represent relatively higher credit risk, such as commercial real estate loans. To manage our exposures to these loans, our policy is to require low loan-to-value ratios and high debt service coverage ratios, and to conduct borrower credit assessments. To manage our exposure to commercial real estate, we have set specific concentration limits for commercial real estate loans by property type, and our policy is to monitor these limits quarterly. Our risk management practices include annual internal reviews of commercial mortgages with balances over $500 thousand, focusing on early warning signs like payment delinquencies, property performance, and borrower financial condition. We also engage a third party to conduct an external loan review of the loan portfolio annually. Additionally, we perform quarterly stress tests on our loan portfolio, including the commercial real estate segment, to assess the potential impact of adverse economic conditions. In response to the inherent risks in higher-risk segments like commercial real estate, we may increase our loan loss reserves to mitigate potential losses due to changing market conditions.
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
As of March 31, 2025 and December 31, 2024, based on our internal classifications, we did not identify any assets that met our criteria for classification as non-performing assets or OREO.
Allowance for Credit Losses — Loans
The ACL represents an amount that is intended to absorb the lifetime expected credit losses that may be sustained on outstanding loans at the balance sheet date. Additional information regarding the ACL evaluation can be found in Note 1 and Note 4 to our audited consolidated financial statements for the year ended December 31, 2024.
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
The ACL may be adjusted by charge-offs, net of recoveries of previous losses, and may be increased or decreased by a provision for or recapture of credit losses, which is recorded in the consolidated statements of income. Management estimates the allowance balance using various information sources, both internal and external, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience typically provides a basis for the estimation of expected credit losses. Adjustments to historical loss information may be made for differences in current loan-specific risk characteristics and changes in environmental conditions. Expected credit losses are typically estimated over the contractual term of the loans, adjusted for expected prepayments, when appropriate. The contractual term generally excludes expected extensions, renewals, and modifications.
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

The following table presents an analysis of the allowance for credit losses:

	As of and for the Three Months Ended March 31,
(dollars in thousands)	2025	2024
Average loans outstanding	$308,741	$303,063
Total loans outstanding at end of each period	302,002	305,267
Allowance for credit losses at the beginning of period	4,514	4,319
Provision for (recapture of) credit losses	(38)	5
Charge-offs	—	—
Recoveries	—	—
Allowance for credit losses at end of period	$4,476	$4,324
Ratio of allowance to total loans outstanding at period end	1.48%	1.42%
Ratio of nonaccrual loans to total loans outstanding at period end	—%	—%
Ratio of allowance to nonaccrual loans at period end	—%	—%

The following table presents the allocation of the allowance for credit losses:

	As of March 31,		As of December 31,
	2025		2024
(dollars in thousands)	Amount	% of total loans	Amount	% of total loans
Commercial real estate	$1,304	0.43%	$1,140	0.36%
Commercial	259	0.09%	483	0.15%
Residential real estate	2,675	0.89%	2,644	0.84%
Other consumer loans	238	0.08%	247	0.08%
Total	$4,476	1.48%	$4,514	1.44%
The allocations of the allowance between loan segments did not vary significantly during the periods presented. However, we note a modest migration of applied allowances from the commercial non-real estate segment as of December 31, 2024 to the commercial real estate segment as of March 31, 2025. This migration was caused by a decline in the commercial portfolio’s outstanding balance and an increase in the qualitative risk assessment applicable to the commercial real estate segment.
There were no loan charge-offs for the interim period ended March 31, 2025 or the year ended December 31, 2024. As a result, the ratio of loan charge-offs to average loans outstanding was 0.00% for all reported periods.
Deposits
We provide a wide range of commercial and consumer deposit services. The deposit products we offer include noninterest-bearing and interest-bearing checking accounts, savings accounts, and money market accounts. We aim to attract transaction account deposits, particularly from commercial clients. Our deposit base is largely composed of funds from commercial entities, specifically federal political organizations, trade associations, non-profit organizations and business enterprises. Deposits from political organizations generally exhibit more seasonality than typical commercial or consumer deposits as federal election cycles often influence deposit levels of political organizations.
We are a member of the IntraFi® Cash Services network, which allows our deposit clients to enroll in the ICS® program. This program is designed to provide our clients with access to FDIC insurance beyond the standard maximum deposit insurance amount at a single insured depository institution. For accounts enrolled in this service, we select whether each account should be in a reciprocal position or a one-way sell position. A reciprocal position means that we receive an equal amount of network deposits for our enrolled accounts, and those deposits are reflected on our balance sheet. If we elect to receive reciprocal deposits, we are required to pay a fee to IntraFi® equal to our reciprocal deposits balances multiplied by an annualized rate of 0.125% as of March 31, 2025. Conversely, we do not receive reciprocal network funding when accounts are positioned as One-Way Sell®, and therefore the deposits are not reported on the balance sheet. For deposits placed at other participating banks as One-Way Sell® deposits, we receive deposit placement services income, which is inversely related to the interest rate on the deposit account, meaning that we receive less deposit placement services income for placing deposits with a higher interest rate.
During periods of increased political organization deposits, which typically occur in connection with election cycles, we may adjust the positioning of certain accounts enrolled in the ICS® program. These adjustments can include changing some accounts from a reciprocal position to a One-Way Sell® position, which affects whether and how these deposits are reflected on our balance sheet. These adjustments are part of our overall asset and liability management strategy, which aims to maintain appropriate balance sheet metrics in accordance with regulatory guidelines and our risk management policies. As of March 31, 2025, our balance sheet reflected $114.1 million of reciprocal ICS® deposits. Excess deposits totaling $93.2 million as of March 31, 2025 were placed at other participating banks as One-Way Sell® deposits. Our deposit placement services income was $133 thousand for the three months ended March 31, 2025. If we were to convert some or all of these deposits into reciprocal deposits, bringing them back onto our balance sheet, we would expect to receive interest income by investing these deposits, but our deposit placement services income would decline and our interest on deposits, FDIC and regulatory assessments and the fee we pay to IntraFi® would increase.
Our participation in the ICS® network is subject to certain terms and conditions, and there can be no assurances that we will be able to participate in the ICS® network in the future. As of March 31, 2025, the terms and conditions for participation in the ICS® network include a $265.0 million limit on the amount of each participating client’s ICS® deposits that may be placed at other banks within the ICS® network, a $3.5 billion and $6.5 billion limit on the maximum amount of savings account deposits and demand account deposits, respectively, that a bank may place at other banks as reciprocal deposits, and a $10.0 billion limit on the maximum amount of deposits that a bank may place at other banks as One-Way Sell® deposits. The terms and conditions also include limitations on a bank’s ability to receive reciprocal deposits, place One-Way Sell® deposits, or receive One-Way Buy® deposits if the bank is not “well capitalized” under the applicable federal banking regulations.
We are subject to various fees associated with the placement and management of deposits within the ICS® network, as outlined in the IntraFi® Participating Institution Agreement. When we elect to receive reciprocal deposits, which are network deposits that are matched with equivalent funds placed by other participating institutions, we incur an “IntraFi Placement Fee.” As of March 31, 2025, the annualized rate for this fee was 0.125%, which is applied to the reciprocal deposits balance to determine the amount of the fee incurred. This fee increases our overall operating expenses, impacting our net income.
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
During the first quarter of 2025, the Company experienced a material increase in deposits from certain political organization clients, primarily attributable to a post-election surge in deposits following the November 2024 federal elections. A significant portion of the increase was concentrated in three accounts that each, individually, held more than 5% of total deposits at quarter-end. In the aggregate, these accounts totaled $472.0 million and represented 30.1% of consolidated total deposits as of March 31, 2025. While historically political organization deposits have began rebuilding in the quarters following an election, the pace and scale of the increase in the political organization deposits during the first quarter of 2025, and the resulting deposit concentration, differed from typical patterns we have observed in prior post-election periods and reflected elevated, event-driven fundraising activity.
The Company treated these inflows as potentially temporary and maintained the balances in cash reserves held at the Federal Reserve and short-term U.S. Treasury securities that matured during the quarter.
On April 15, 2025 a significant outflow of approximately $506.5 million occurred across six political organization client accounts, including the three accounts that exceeded the 5% threshold at quarter-end. As of the close of business on April 15, 2025, the six accounts maintained approximately $56.8 million in aggregate balances. The Company funded these withdrawals using its cash reserves at the Federal Reserve. As of the close of business on April 15, 2025, the Company’s consolidated total deposits were $1.1 billion, with one deposit relationship exceeding 5% of consolidated total deposits at 5.15%. IntraFi Cash Service® (ICS®) One-Way Sell® deposits totaled $107.9 million. As of the close of business on May 12, 2025, the Company’s consolidated total deposits were $1.2 billion, with IntraFi Cash Service® (ICS®) One-Way Sell® deposits totaling $71.8 million.
The following table presents the types of deposits compared to total deposits for the periods indicated:

	As of March 31, 2025		As of December 31, 2024		Change
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits	$	%
Noninterest-bearing	$1,243,170	79.3%	$913,379	73.1%	$329,791	36.1%
Savings, interest-bearing and money market accounts	313,969	20.0%	324,845	26.0%	(10,876)	(3.3%)
Time, $250 and over	6,011	0.4%	6,510	0.5%	(499)	(7.7%)
Other time	5,242	0.3%	5,201	0.4%	41	0.8%
Total	$1,568,392	100.0%	$1,249,935	100.0%	$318,457	25.5%

The following table presents the average balances and average rates paid for the periods indicated:

	Three months ended March 31,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$1,100,966	0.00%	$771,149	0.00%
Savings, interest-bearing checking and money market accounts	325,018	1.02%	247,771	1.12%
Time, $250 and over	6,233	2.76%	9,287	2.99%
Other time	5,205	2.61%	6,552	2.87%
Total average deposits	$1,437,422	0.25%	$1,034,759	0.31%
FDIC deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. We estimate total uninsured deposits were $1.2 billion and $857.8 million as of March 31, 2025 and December 31, 2024, respectively, representing approximately 74.6% and 68.6% of our deposit portfolio as of March 31, 2025 and December 31, 2024, respectively.
The maturity profiles of our uninsured time deposits, those deposits that exceed the FDIC insurance limit, as of March 31, 2025 are as follows:

(dollars in thousands)	Three Months or Less	More than Three Months to Twelve Months	More than Twelve Months to Three Years	More than Three years	Total
Time deposits, uninsured	$600	$4,273	$1,138	$—	$6,011
Borrowings
The Bank has several supplementary funding sources, including a secured line of credit with the FHLB and various available secured and unsecured lines of credit with correspondent banks.
Federal Home Loan Bank Advance. The Bank has a secured line of credit with the FHLB, which is renewed annually in December, and which requires the Bank to pledge collateral to establish credit availability. The Bank has historically pledged single-family residential real estate loans within the Bank’s loan portfolio to establish credit availability. As of

March 31, 2025 and December 31, 2024, the secured line of credit had no collateral pledged and therefore no available or outstanding balance.
Federal Reserve Bank Discount Window. The Bank also maintains eligibility for a secured line of credit with the Federal Reserve Bank of Richmond (“FRB”). To establish credit availability, the Bank will typically pledge securities. At March 31, 2025 and December 31, 2024, the Bank had not pledged any collateral to the FRB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
Federal Funds Lines of Credit. The Bank also maintains access to unsecured federal funds purchase lines of credit with:
•Pacific Coast Bankers’ Bank: $50.0 million, maturing June 30, 2025
•First National Bankers’ Bank: $10.0 million, maturing June 30, 2025
•Community Bankers’ Bank: $8.0 million, maturing March 12, 2026
These federal funds lines renew annually, and balances may remain outstanding for periods ranging from 10 to 90 consecutive days. The use of these credit facilities is contingent upon compliance with specified financial conditions and covenants.
As of March 31, 2025 and December 31, 2024, the Bank had no outstanding balances under these federal funds purchase lines.
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
The contractual amounts of financial instruments with off-balance sheet commitments are as follows:

	As of March 31,	As of December 31,
(dollars in thousands)	2025	2024
Commitments to grant loans	$8,416	$408
Credit card lines	942	762
Unfunded commitments under lines of credit	22,034	22,230
Standby letters of credit	4,689	4,491
Commitments to grant loans increased from December 31, 2024 to March 31, 2025, primarily due to commercial loans which were in the process of origination at March 31, 2025. Credit card lines increased by $180 thousand, or 23.6% during the period, due to growth in the business credit card program. Unfunded commitments under lines of credit decreased $196 thousand, or 0.9% from December 31, 2024 to March 31, 2025, staying relatively consistent. Standby letters of credit were also relatively stable, increasing $198 thousand, or 4.4%.
For information regarding the arrangement related to the ICS® network and related One-Way Sell® deposits, see “— Deposits” above.
Liquidity and Capital Management
Liquidity Management
Liquidity refers to our capacity to meet cash and collateral obligations in a timely manner. Maintaining appropriate levels of liquidity depends on our ability to address both expected and unexpected cash flows and collateral needs while aiming to avoid adverse effects on our daily operations or the financial condition of the Bank. Effective liquidity management is considered essential to our business model, as deposits, which can generally be withdrawn on demand, form a primary source of our funding. See “— Financial Condition — Deposits” for more information regarding fluctuations in our deposit base, including those occurring after March 31, 2025. We employ various strategies intended to manage liquidity. Our account at the Federal Reserve, which held approximately $620.3 million as of March 31, 2025, serves as a primary source of liquidity for daily and ongoing activities. We also maintain additional supplemental sources of liquidity, as discussed below. For regulatory reporting purposes, the liquidity ratio is typically calculated as the sum of our cash and cash equivalents plus unpledged securities classified as investment grade divided by total liabilities. Based on this calculation method, as of March 31, 2025 and December 31, 2024, our reported liquidity ratios were 89.14% and 85.13%, respectively. As of March 31, 2025, we had $93.2 million in One-Way Sell® deposit accounts through the ICS® platform that could be converted to a reciprocal position in order to provide additional near-term liquidity. It is important to note that these ratios and amounts are point-in-time measurements and may not be indicative of future liquidity positions.
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
Management estimates that up to 74.6% of deposits were uninsured as of March 31, 2025. To obtain FDIC insurance for deposits exceeding the $250 thousand threshold, some clients enroll in the ICS®, which is described in greater detail under “— Deposits” above. As of March 31, 2025, deposit balances totaling $207.3 million were enrolled in the ICS® program. $93.2 million these deposits were positioned as One-Way Sell® deposits and are therefore not reflected on the balance sheet. The Bank has the flexibility to convert these One-Way Sell® deposits into reciprocal deposits, which would then appear on the balance sheet. To fund the outflow of deposits during phases of the federal election cycle when campaigns and committees are actively spending, management will rely on the Bank’s cash balances at the Federal Reserve and conversion of One-Way Sell® accounts to reciprocal as its primary sources of liquidity. Similar to other deposits, depositors may withdraw their One-Way Sell® deposits at any time, which could impact the volume of One-Way Sell® deposits available for conversion to reciprocal.
In addition to the primary sources of liquidity discussed above, we maintain secured lines of credit with the FHLB and the Federal Reserve Discount Window, for which we can borrow up to the allowable amount of pledged collateral. The Bank can advance FHLB funds of up to 25% of assets as reported in its latest Call Report, which the Bank files with the FFIEC on a quarterly basis, using pledged collateral such as qualifying mortgages and investment securities. Based on the March 31, 2025 Call Report, 25% of total assets equates to credit availability of $431.7 million. As of March 31, 2025, we had no collateral pledged or outstanding balance with the FHLB or Federal Reserve.
The Bank has access to additional unsecured funding through its account with ICS®. The Bank can request funding of up to 10% of total assets, which equates to $172.7 million as of the Bank’s March 31, 2025 Call Report, in a One-Way Buy® of daily maturing or term deposit products. Requesting One-Way Buy® deposits requires us to submit a bid including the rate we are willing to pay for the deposits, and such request may be fulfilled in whole, in part, or not at all. If demand for One-Way Buy® deposits is high, then the rate required to successfully bid for One-Way Buy® deposits would be expected to increase, and so One-Way Buy® deposits may be a less reliable source of liquidity. As of March 31, 2025, there was no outstanding balance.
The Bank maintains unsecured lines of credit with three correspondent banks that provide combined availability of $68.0 million. There were no outstanding balances as of March 31, 2025 or December 31, 2024.
As an intermediate source of liquidity, we may sell AFS securities or allow AFS and HTM securities to mature without reinvestment in the securities portfolio. As of March 31, 2025, our AFS securities portfolio had a fair value of $479.2 million, and our total AFS and HTM debt securities portfolio had an amortized cost of $780.0 million, including $305.3 million of bonds maturing within a year and $362.7 million of bonds maturing between one and five years. Our bond portfolio is structured to provide liquidity when management anticipates it will be needed, and a portion of our AFS bonds are invested in liquid investments like U.S. Treasury securities. In the event liquidity is needed from the bond portfolio, management will take into consideration a number of factors when determining which investments to sell. Variables include the marketability of the bonds, current prices and estimated losses, and other factors.
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
Stockholders’ equity as of March 31, 2025 was $151.5 million, an increase of $7.3 million compared to $144.2 million as of December 31, 2024. Net income for the three months ended March 31, 2025 contributed $5.6 million to the increase in stockholders’ equity. Forming the remaining balance of the change, accumulated other comprehensive loss decreased $1.7 million during the three months ended March 31, 2025, which is primarily related to the improvement in the market value of the AFS securities portfolio.
Book value per share as of March 31, 2025 and December 31, 2024 was $23.09 and $21.98, respectively. The increase between periods is primarily the result of earnings. The remaining increase is due to the improvement in the market value of the AFS securities portfolio which caused the accumulated other comprehensive loss to decline.
Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of March 31, 2025 and December 31, 2024, respectively, 61.7% and 52.4% of the Bank’s total assets were invested in such zero-risk assets. The tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as tier 1 capital divided by total average assets for the quarter.
The Bank’s capital level is characterized as “well capitalized” under the Basel III Capital Rules. A summary of the Bank’s regulatory capital ratios, and minimum requirement to be considered “well capitalized” are presented below:

					Well- capitalized requirement
	March 31, 2025		December 31, 2024
($ in thousands)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital ratio	$149,741	38.12%	$131,750	32.94%	10.00%
Tier 1 risk-based capital ratio	145,090	36.93%	127,034	31.76%	8.00%
Common equity tier one risk-based capital ratio	145,090	36.93%	127,034	31.76%	6.50%
Tier 1 leverage ratio	145,090	9.07%	127,034	9.57%	5.00%
During periods of growth in deposits due to seasonality, our assets could reach a level that would require the Bank to control the level of these deposits or require the Company to obtain additional capital to maintain a Tier 1 leverage ratio that exceeds our internal regulatory capital policies or targets and satisfies regulatory requirements. We use the ICS® network to help manage our Tier 1 leverage ratio by moving certain deposit accounts off our balance sheet by placing the deposits at other banks as One-Way Sell® deposits. As of March 31, 2025, our deposits enrolled in the ICS® program in a One-Way Sell® position totaled $93.2 million.
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
We had a total one-year cumulative gap in rate-sensitive assets and rate-sensitive liabilities of $847.3 million and $616.5 million as of March 31, 2025 and December 31, 2024, respectively, indicating that, overall, our assets will reprice before our liabilities. Generally, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, decreasing interest rates could reduce net interest income and increasing interest rates could increase net interest income.
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

Change in interest rates (ramped)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2025	(22.33%)	(16.68%)	(11.10%)	(5.65%)	5.46%	10.96%	16.56%	22.11%
December 31, 2024	(18.05%)	(13.46%)	(8.98%)	(4.55%)	4.45%	8.93%	13.37%	17.91%

Change in interest rates (immediate)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2025	(49.35%)	(36.90%)	(24.49%)	(12.16%)	12.04%	24.10%	36.28%	48.32%
December 31, 2024	(48.48%)	(36.12%)	(23.86%)	(11.92%)	11.80%	23.50%	35.42%	47.20%

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

Change in interest rates	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2025	(10.41%)	(7.06%)	(3.95%)	(1.76%)	1.81%	3.65%	5.69%	7.77%
December 31, 2024	(5.48%)	(3.37%)	(1.72%)	(1.19%)	0.36%	0.68%	1.32%	2.12%
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
Item 1A. Risk Factors
There have been no material changes in the risk factors that were disclosed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 21, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

CHAIN BRIDGE BANCORP, INC.

Dated: May 13, 2025	By:	/s/ John J. Brough
	Name:	John J. Brough
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 13, 2025	By:	/s/ Joanna R. Williamson
	Name:	Joanna R. Williamson
	Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)