Form 10-Q
period 2025-06-30
CHAIN BRIDGE BANCORP INC
filed 2025-08-12
CIK 1392272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Yes ☐ No ☒
As of August 11, 2025, the registrant had outstanding 3,151,496 shares of Class A Common Stock, par value $0.01 per share and 3,410,321 shares of the registrant's Class B Common Stock, par value $0.01 per share.

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

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other variations or comparable terminology and expressions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategies, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The forward-looking statements are contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements relating to:

•Changes in trade, monetary and fiscal policies of, and other activities undertaken by, governments, agencies, central banks and similar organizations, including the effects of United States federal government spending and tariffs;
•The level of, or changes in the level of, interest rates and inflation, including the effects on our net interest income, noninterest income, and the market value of our investment and loan portfolios;
•The level and composition of our deposits, including our ability to attract and retain, and the seasonality of, client deposits, including those in the ICS® network, as well as the amount and timing of deposit inflows and outflows and the concentration of our deposits;
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
•The incremental costs of operating as a public company;
•Our ability to meet our obligations as a public company, including our obligation under Section 404 of the Sarbanes-Oxley Act; and
•The effect of our dual-class structure and the concentrated ownership of our Class B common stock, including beneficial ownership of our shares by members of the Fitzgerald Family.

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

Part I - Financial Information
Item 1. Financial Statements

Chain Bridge Bancorp, Inc. and Subsidiary Consolidated Balance Sheets (Dollars in thousands, except per share data) (unaudited)
	June 30, 2025	December 31, 2024[1]
Assets
Cash and due from banks	$11,586	$3,056
Interest-bearing deposits in other banks	365,678	407,683
Total cash and cash equivalents	377,264	410,739
Securities available for sale, at fair value	469,292	358,329
Securities held to maturity, at carrying value, net of allowance for credit losses of $144 and $202, respectively (fair value of $274,066 and $278,951, respectively)	289,205	300,451
Equity securities, at fair value	532	515
Restricted securities, at cost	3,383	2,886
Loans held for sale	—	316
Loans, net of allowance for credit losses of $4,193 and $4,514, respectively	283,620	308,773
Premises and equipment, net of accumulated depreciation of $7,523 and $7,285, respectively	11,858	9,587
Accrued interest receivable	5,357	4,231
Other assets	4,616	5,297
Total assets	$1,445,127	$1,401,124
Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$894,968	$913,379
Savings, interest-bearing checking and money market accounts	376,961	324,845
Time, $250 and over	5,032	6,510
Other time	4,954	5,201
Total deposits	1,281,915	1,249,935
Accrued interest payable	82	46
Accrued expenses and other liabilities	6,182	6,897
Total liabilities	1,288,179	1,256,878
Commitments and contingencies
Stockholders’ equity
Preferred Stock:
No par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock:
$0.01 par value, 20,000,000 shares authorized, 3,143,846 and 3,049,447 shares issued and outstanding, respectively	31	30
Class B Common Stock:
$0.01 par value, 10,000,000 shares authorized, 3,417,971 and 3,512,370 shares issued and outstanding, respectively	34	35
Additional paid-in capital	74,785	74,785
Retained earnings	87,832	77,641
Accumulated other comprehensive loss	(5,734)	(8,245)
Total stockholders’ equity	156,948	144,246
Total liabilities and stockholders’ equity	$1,445,127	$1,401,124
See Notes to Consolidated Financial Statements.
1 Derived from audited consolidated financial statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income
Interest and fees on loans	$3,356	$3,391	$6,945	$6,671
Interest and dividends on securities, taxable	5,274	2,872	9,881	5,738
Interest on securities, tax-exempt	279	285	561	579
Interest on interest-bearing deposits in banks	3,856	4,943	10,119	8,202
Total interest and dividend income	12,765	11,491	27,506	21,190
Interest expense
Interest on deposits	971	815	1,864	1,623
Interest on short-term borrowings	—	102	—	201
Total interest expense	971	917	1,864	1,824
Net interest income	11,794	10,574	25,642	19,366
Provision for (recapture of) credit losses
Provision for (recapture of) loan credit losses	(283)	13	(321)	18
Provision for (recapture of) securities credit losses	(31)	(111)	(58)	(310)
Total provision for (recapture of) credit losses	(314)	(98)	(379)	(292)
Net interest income after provision for (recapture of) credit losses	12,108	10,672	26,021	19,658
Noninterest income
Trust and wealth management	305	239	575	426
Service charges on accounts	261	321	501	632
Deposit placement services	159	2,031	292	3,153
Gain on sale of mortgage loans	14	12	27	12
Other income	89	27	128	55
Total noninterest income	828	2,630	1,523	4,278
Noninterest expenses
Salaries and employee benefits	4,130	3,788	8,538	7,273
Professional services	801	483	1,694	948
Data processing and communication expenses	733	664	1,399	1,259
State franchise taxes	349	148	700	351
Occupancy and equipment expenses	258	237	509	512
FDIC and regulatory assessments	202	155	430	348
Insurance expenses	153	60	302	120
Directors fees	144	171	290	332
Other operating expenses	389	299	868	603
Total noninterest expenses	7,159	6,005	14,730	11,746
Net income before taxes	5,777	7,297	12,814	12,190
Income tax expense	1,193	1,492	2,623	2,468
Net income	$4,584	$5,805	$10,191	$9,722
Earnings per common share, basic and diluted[2]	$0.70	$1.27	$1.55	$2.13

See Notes to Consolidated Financial Statements.
2 Share information for the prior year periods gives effect to the Reclassification. During the periods presented, the number of basic and diluted weighted average shares are the same because there were no potentially dilutive instruments. Except in regard to voting and conversion rights, the rights of Class A Common Stock and Class B Common Stock are identical, and the classes rank equally and share ratably with regard to all other matters. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$4,584	$5,805	$10,191	$9,722
Other comprehensive income:
Unrealized holding gains on securities available for sale	805	461	2,614	467
Income tax expense related to above unrealized gain item	(169)	(97)	(549)	(98)
Amortization of unrealized holding losses on securities available for sale, transferred to held to maturity	282	282	564	573
Income tax expense related to the above amortization	(59)	(59)	(118)	(120)
Other comprehensive income, net of tax	859	587	2,511	822
Comprehensive income	$5,443	$6,392	$12,702	$10,544
See Notes to Consolidated Financial Statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(unaudited)

	Common Stock [3]
	Class A Shares Outstanding	Class B Shares Outstanding	Total Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	$—	$46	$46	$38,264	$56,692	$(11,565)	$83,437
Net income	—	—	—	—	3,917	—	3,917
Other comprehensive income	—	—	—	—	—	235	235
Issuance of common stock	—	—	—	12	—	—	12
Balance at March 31, 2024	$—	$46	$46	$38,276	$60,609	$(11,330)	$87,601
Net income	—	—	—	—	5,805	—	5,805
Other comprehensive income	—	—	—	—	—	587	587
Balance at June 30, 2024	$—	$46	$46	$38,276	$66,414	$(10,743)	$93,993

Balance at December 31, 2024	$30	$35	$65	$74,785	$77,641	$(8,245)	$144,246
Conversion of Class B to Class A Common Stock	1	(1)	—	—	—	—	—
Net income	—	—	—	—	5,607	—	5,607
Other comprehensive income	—	—	—	—	—	1,652	1,652
Balance at March 31, 2025	$31	$34	$65	$74,785	$83,248	$(6,593)	$151,505
Net income	—	—	—	—	4,584	—	4,584
Other comprehensive income	—	—	—	—	—	859	859
Balance at June 30, 2025	$31	$34	$65	$74,785	$87,832	$(5,734)	$156,948
See Notes to Consolidated Financial Statements.

3 Share information presented prior to the Reclassification date of October 3, 2024 gives effect to the Reclassification, and attributes all earnings to Class B shares because no Class A shares were outstanding prior to the Reclassification.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$10,191	$9,722
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	238	251
Premium amortization (discount accretion) on investment securities, net	(2,107)	327
Recapture of impairment loss on securities previously recognized in earnings	(1)	(2)
Fair value adjustment (gain) loss on equity security	(9)	7
Provision for (recapture of) loan credit losses	(321)	18
Recapture of securities credit losses	(58)	(310)
Gain on sale of mortgage loans	(27)	(12)
Origination of loans held for sale	(1,726)	(2,055)
Proceeds from sale of loans	2,068	1,477
Changes in assets and liabilities:
Net increase in accrued interest receivable and other assets	(1,110)	(94)
Net decrease in accrued interest payable, accrued expenses and other liabilities	(679)	(56)
Net cash provided by operating activities	6,459	9,273
Cash flows from investing activities
Securities available for sale:
Purchases of securities	(354,124)	(61,120)
Proceeds from calls, maturities, and paydowns	248,586	27,565
Securities held to maturity:
Proceeds from calls, maturities and paydowns	11,165	13
Purchase of restricted securities, net	(497)	(123)
Reinvestment of dividends on equity security	(8)	(7)
Net decrease (increase) in loans	25,474	(571)
Purchases of premises and equipment	(2,509)	(99)
Net cash used in investing activities	(71,913)	(34,342)
Cash flows from financing activities
Net increase in noninterest-bearing, savings, interest-bearing checking and money market deposits	33,704	195,986
Net decrease in time deposits	(1,725)	(4,671)
Increase in short-term borrowings	—	5,000
Proceeds from stock issuance	—	12
Net cash provided by financing activities	31,979	196,327
Net increase (decrease) in cash and cash equivalents	(33,475)	171,258
Cash and cash equivalents, beginning of period	410,739	316,767
Cash and cash equivalents, end of period	$377,264	$488,025
Supplemental disclosures of cash flow information
Cash payments for interest	$1,828	$1,794
Cash payments for taxes	$2,500	$543
Supplemental disclosures of noncash investing activities
Fair value adjustment for available for sale securities	$2,614	$467
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
Basis of Presentation
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
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the full year.
Principles of Consolidation
The consolidated financial statements include the accounts of Chain Bridge Bancorp, Inc. and its wholly-owned subsidiary, Chain Bridge Bank, National Association. All significant intercompany balances and transactions have been eliminated in consolidation.

Notes to Unaudited Consolidated Financial Statements

Reclassification
Certain amounts reported in the prior year may be reclassified to conform to the current year’s presentation. Certain expenses, previously included in the “marketing and business development costs” component of noninterest expense on the consolidated statements of income, have been reclassified to the “other operating expenses” component of noninterest expense to provide comparability between periods. None of those reclassifications had an impact on stockholders’ equity or net income. There were no other reclassifications for the periods reported.
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
Significant Accounting Policies
The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry. The Company’s significant accounting policies are described in Note 1 of the “Notes to the Consolidated Financial Statements” included in the audited consolidated financial statements for the fiscal year ended December 31, 2024, contained within the Company’s Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2024.
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

Note 2. Securities & Allowance for Securities Credit Losses
The Company invests in a variety of debt securities, principally obligations of the U.S. government and federal agencies, mortgage backed securities, state and municipal agencies, and corporations. As of June 30, 2025 and December 31, 2024, all debt securities were classified as held to maturity (“HTM”) or available for sale (“AFS”).
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
The following tables summarize the amortized cost, gross unrealized gains and losses, fair value and allowance for credit losses of AFS and HTM debt securities at June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$317,522	$291	$(1,160)	$316,653	$—
Mortgage backed securities	6,814	1	(447)	6,368	—
Corporate bonds	49,467	147	(344)	49,270	—
State and municipal securities	99,869	63	(2,931)	97,001	—
Total securities available for sale	$473,672	$502	$(4,882)	$469,292	$—
Securities held to maturity:
U.S. government and federal agencies	$117,457	$—	$(6,368)	$111,089	$—
Mortgage backed securities	1,159	—	(26)	1,133	—
Corporate bonds	52,856	58	(946)	51,968	(114)
State and municipal securities	117,877	5	(8,006)	109,876	(30)
Total securities held to maturity	$289,349	$63	$(15,346)	$274,066	$(144)
Total securities	$763,021	$565	$(20,228)	$743,358	$(144)

Notes to Unaudited Consolidated Financial Statements

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$207,935	$29	$(1,561)	$206,403	$—
Mortgage backed securities	7,976	1	(582)	7,395	—
Corporate bonds	44,707	20	(753)	43,974	—
State and municipal securities	104,705	37	(4,185)	100,557	—
Total securities available for sale	$365,323	$87	$(7,081)	$358,329	$—
Securities held to maturity:
U.S. government and federal agencies	$122,452	$—	$(9,181)	$113,271	$—
Mortgage backed securities	1,168	—	(51)	1,117	—
Corporate bonds	57,470	43	(1,698)	55,815	(171)
State and municipal securities	119,563	5	(10,820)	108,748	(31)
Total securities held to maturity	$300,653	$48	$(21,750)	$278,951	$(202)
Total securities	$665,976	$135	$(28,831)	$637,280	$(202)
There were no holdings of municipal or corporate debt securities that equaled or exceeded 10.0% of stockholders’ equity at June 30, 2025 and December 31, 2024.
There were no securities pledged to secure any borrowing source at June 30, 2025 and December 31, 2024.
Proceeds from calls, maturities, and paydowns of debt securities available for sale totaled $248.6 million for the six months ended June 30, 2025 and $27.6 million for the six months ended June 30, 2024. Proceeds from calls, maturities, and paydowns of debt securities held to maturity totaled $11.2 million and $13 thousand for the six month periods ended June 30, 2025 and 2024, respectively.
During the three and six months ended June 30, 2025, the Bank had no sales of AFS securities. One AFS security was disposed of through a tender offered by the security’s issuer. The proceeds received approximated the security’s amortized cost, and the transaction did not result in a material gain or loss. During the six months ended June 30, 2024, the Bank sold an AFS bond that was charged off during a prior year for $210 thousand. The proceeds were recorded as a recapture of previously recorded credit losses. This sale did not result in a realized gain or loss on sale of securities.
Management classifies bonds as HTM only when the Company has the ability and intent to hold the bond to maturity, and certain sales or transfers of HTM could call into question management’s ability or intent to hold the remaining HTM bond portfolio to maturity, thereby “tainting” the entire portfolio and triggering a reclassification of the entire portfolio to available for sale. However, there are limited situations, including evidence of deterioration in the issuer’s creditworthiness, in which the Company could sell an HTM bond without tainting the remaining HTM portfolio. During the first six months of 2025 and 2024, the Company did not sell any HTM bonds.
The amortized cost and fair value of debt securities by contractual maturity at June 30, 2025 is as follows (dollars in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$243,487	$243,147	$62,862	$62,097
After one year through five years	208,049	205,720	159,412	151,868
After five years through ten years	17,584	16,300	62,804	56,452
Over ten years	4,552	4,125	4,271	3,649
Total	$473,672	$469,292	$289,349	$274,066
Expected maturities may differ from contractual maturities if issuers have the right to call or repay obligations with or without prepayment penalties.

Notes to Unaudited Consolidated Financial Statements

The following table shows the gross unrealized losses and fair value of the Company’s AFS debt securities with unrealized losses aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(87)	$176,314	$(1,073)	$18,837	$(1,160)	$195,151
Mortgage backed securities	—	—	(447)	6,313	(447)	6,313
Corporate bonds	(22)	6,445	(322)	17,960	(344)	24,405
State and municipal securities	(26)	7,039	(2,905)	67,218	(2,931)	74,257
Total securities available for sale	$(135)	$189,798	$(4,747)	$110,328	$(4,882)	$300,126

	December 31, 2024
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(29)	$141,169	$(1,532)	$22,348	$(1,561)	$163,517
Mortgage backed securities	—	26	(582)	7,338	(582)	7,364
Corporate bonds	(90)	6,365	(663)	30,677	(753)	37,042
State and municipal securities	(77)	9,121	(4,108)	79,790	(4,185)	88,911
Total securities available for sale	$(196)	$156,681	$(6,885)	$140,153	$(7,081)	$296,834
In the AFS portfolio at June 30, 2025, 40 out of 60 debt securities of the U.S. government and federal agencies, 10 out of 16 mortgage backed securities, 52 out of 102 corporate bonds, and 229 out of 290 state and municipal securities were in an unrealized loss position. All of the Company’s investment portfolio was evaluated under the monitoring process described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2024, contained within the Form 10-K, and all investments were deemed investment grade. All of the unrealized losses are attributed to changes in market interest rates, and are not a result of deterioration of creditworthiness among any of the issuers.
Of the total AFS and HTM portfolio at June 30, 2025 and December 31, 2024, 696 and 776 debt securities had unrealized losses with aggregate impairment of 2.7% and 4.3%, respectively, of the Company’s amortized cost basis. These unrealized losses related principally to interest rate movements and not the creditworthiness of the issuer. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Credit loss allowances for the AFS and HTM portfolios are described in the following sections.
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

Notes to Unaudited Consolidated Financial Statements

The Company did not record an ACL on the AFS debt securities at June 30, 2025 and December 31, 2024. The Company has evaluated these debt securities for credit-related impairment at the reporting date and concluded that no impairment existed. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports, and correlations between fair value changes and interest rate changes among instruments that are not credit sensitive. All AFS debt securities were current with no debt securities past due or on non-accrual as of June 30, 2025 and December 31, 2024. The Company considers the unrealized losses on the debt securities as of June 30, 2025 and December 31, 2024 to be related to fluctuations in market conditions, primarily interest rates, and is not reflective of deterioration in credit.
At June 30, 2025, there was no allowance for credit losses, and there were no provisions, write offs, or recoveries on AFS debt securities recorded during the six months ended June 30, 2025.
The table below presents a rollforward by major security type of the allowance for credit losses on AFS debt securities for the six months ended June 30, 2024 (dollars in thousands):

	June 30, 2024
For the six months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total AFS Securities
Allowance for credit losses:
Beginning balance, December 31, 2023	$—	$—	$—	$—	$—
Provision for (recapture of) credit losses	—	—	(210)	—	(210)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	210	—	210
Ending balance, June 30, 2024	$—	$—	$—	$—	$—
At June 30, 2024, there was no allowance for credit losses on AFS debt securities recorded. During the six months ended June 30, 2024, the Bank received proceeds totaling $210 thousand for a bond that was fully charged off during 2023, and recorded a recovery of the credit loss.
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
The following table presents the amortized cost of HTM debt securities as of June 30, 2025 and December 31, 2024 by security type and credit rating (dollars in thousands):

	June 30, 2025
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$117,457	$1,159	$18,981	$117,877	$255,474
BBB / BB / B	—	—	33,875	—	33,875
Total	$117,457	$1,159	$52,856	$117,877	$289,349

Notes to Unaudited Consolidated Financial Statements

	December 31, 2024
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$122,452	$1,168	$18,046	$119,563	$261,229
BBB / BB / B	—	—	39,424	—	39,424
Total	$122,452	$1,168	$57,470	$119,563	$300,653
The following tables summarize the change in the allowance for credit losses on HTM debt securities for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	June 30, 2025
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, March 31, 2025	$—	$—	$145	$30	$175
Provision for (recapture of) credit losses	—	—	(31)	—	(31)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, June 30, 2025	$—	$—	$114	$30	$144

	June 30, 2024
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, March 31, 2024	$—	$—	$325	$34	$359
Provision for (recapture of) credit losses	—	—	(110)	(1)	(111)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, June 30, 2024	$—	$—	$215	$33	$248

	June 30, 2025
For the six months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, December 31, 2024	$—	$—	$171	$31	$202
Provision for (recapture of) credit losses	—	—	(57)	(1)	(58)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, June 30, 2025	$—	$—	$114	$30	$144

Notes to Unaudited Consolidated Financial Statements

	June 30, 2024
For the six months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, December 31, 2023	$—	$—	$322	$26	$348
Provision for credit losses	—	—	(107)	7	(100)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, June 30, 2024	$—	$—	$215	$33	$248

At June 30, 2025 and December 31, 2024, the Company had no HTM debt securities that were 30 days or more past due as to principal and interest payments. The Company had no debt securities held to maturity classified as non-accrual as of June 30, 2025 and December 31, 2024.
Equity Securities
The Company reported a fair value gain of $2 thousand in its equity security holding during the three month period ended June 30, 2025 and fair value loss of $3 thousand for the three month period ended June 30, 2024. The Company reported a fair value gain of $9 thousand in its equity security holding during the six month period ended June 30, 2025 and fair value loss of $7 thousand for the six month period ended June 30, 2024. The gains and losses were reflected in the “other income” component of noninterest income on the consolidated statements of income.
Note 3. Loans and Allowance for Loan Credit Losses
A summary of the composition of the loan portfolio at June 30, 2025 and December 31, 2024 is presented below (dollars in thousands):

	June 30, 2025	December 31, 2024
Commercial real estate	$52,540	$53,480
Commercial	5,023	27,883
Residential real estate closed-end	210,426	210,730
Other consumer loans	19,824	21,194
	287,813	313,287
Less allowance for credit losses	(4,193)	(4,514)
Loans, net	$283,620	$308,773
Overdrafts totaling $20 thousand and $27 thousand at June 30, 2025 and December 31, 2024, respectively, were reclassified from deposits to loans.
The totals above include deferred costs (net of deferred fees) of $511 thousand at June 30, 2025 and $519 thousand at December 31, 2024.
The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

Notes to Unaudited Consolidated Financial Statements

	June 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the three months ended
Allowance for credit losses:
Beginning balance, March 31, 2025	$1,304	$259	$2,675	$238	$4,476
Provision for (recapture of) credit losses	3	(171)	(115)	—	(283)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, June 30, 2025	$1,307	$88	$2,560	$238	$4,193

	June 30, 2024
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the three months ended
Allowance for credit losses:
Beginning balance, March 31, 2024	$1,217	$177	$2,681	$249	$4,324
Provision for (recapture of) credit losses	(81)	(10)	75	29	13
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, June 30, 2024	$1,136	$167	$2,756	$278	$4,337

	June 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the six months ended
Allowance for credit losses:
Beginning balance, December 31, 2024	$1,140	$483	$2,644	$247	$4,514
Provision for (recapture of) credit losses	167	(395)	(84)	(9)	(321)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, June 30, 2025	$1,307	$88	$2,560	$238	$4,193

	June 30, 2024
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the six months ended
Allowance for credit losses:
Beginning balance, December 31, 2023	$1,233	$189	$2,668	$229	$4,319
Provision for (recapture of) credit losses	(97)	(22)	88	49	18
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, June 30, 2024	$1,136	$167	$2,756	$278	$4,337
There were no nonaccrual loans, loans 90 days past due and still accruing, or past due for 30 or more days as of June 30, 2025 and December 31, 2024.
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company’s loan risk grading system and ongoing monitoring

Notes to Unaudited Consolidated Financial Statements

process is discussed in Note 1 of the audited consolidated financial statements for the year ended December 31, 2024. The following table presents the outstanding balance of the loan portfolio, by year of origination, loan classification, and credit quality, as of June 30, 2025 and December 31, 2024 (dollars in thousands):

June 30, 2025	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2025	2024	2023	2022	2021	Prior
Commercial real estate
Pass	$4,491	$2,840	$2,503	$5,768	$7,044	$22,801	$—	$—	$45,447
Special Mention	—	—	—	—	1,523	2,124	—	—	3,647
Substandard	—	—	—	1,652	—	1,794	—	—	3,446
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$4,491	$2,840	$2,503	$7,420	$8,567	$26,719	$—	$—	$52,540
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$234	$361	$—	$540	$7	$1,041	$2,840	$—	$5,023
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$234	$361	$—	$540	$7	$1,041	$2,840	$—	$5,023
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate closed-end
Pass	$7,445	$15,741	$16,007	$45,897	$41,718	$83,618	$—	$—	$210,426
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$7,445	$15,741	$16,007	$45,897	$41,718	$83,618	$—	$—	$210,426
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer loans
Pass	$—	$14	$—	$—	$13	$—	$17,974	$1,823	$19,824
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$—	$14	$—	$—	$13	$—	$17,974	$1,823	$19,824
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$12,170	$18,956	$18,510	$52,205	$48,782	$107,460	$20,814	$1,823	$280,720
Special Mention	—	—	—	—	1,523	2,124	—	—	3,647
Substandard	—	—	—	1,652	—	1,794	—	—	3,446
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Portfolio Loans	$12,170	$18,956	$18,510	$53,857	$50,305	$111,378	$20,814	$1,823	$287,813
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Unaudited Consolidated Financial Statements

December 31, 2024	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$2,873	$2,526	$6,461	$7,250	$3,424	$25,849	$—	$—	$48,383
Special Mention	—	—	—	1,576	—	—	—	—	1,576
Substandard	—	—	1,676	—	—	1,845	—	—	3,521
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$2,873	$2,526	$8,137	$8,826	$3,424	$27,694	$—	$—	$53,480
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$403	$—	$552	$9	$—	$1,147	$25,772	$—	$27,883
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$403	$—	$552	$9	$—	$1,147	$25,772	$—	$27,883
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate closed-end
Pass	$15,969	$17,834	$47,200	$43,125	$23,145	$63,222	$—	$—	$210,495
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	236	—	—	236
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$15,969	$17,834	$47,200	$43,125	$23,145	$63,458	$—	$—	$210,730
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer loans
Pass	$17	$—	$—	$18	$—	$—	$19,336	$1,823	$21,194
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$17	$—	$—	$18	$—	$—	$19,336	$1,823	$21,194
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$19,262	$20,360	$54,213	$50,402	$26,569	$90,218	$45,108	$1,823	$307,955
Special Mention	—	—	—	1,576	—	—	—	—	1,576
Substandard	—	—	1,676	—	—	2,081	—	—	3,757
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Portfolio Loans	$19,262	$20,360	$55,889	$51,978	$26,569	$92,298	$45,108	$1,823	$313,287
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Collateral Dependent Loans
FASB ASC Topic 326 describes a collateral-dependent asset as a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on management’s assessment, is experiencing financial difficulty as of the reporting date. Whether the underlying collateral is expected to be

Notes to Unaudited Consolidated Financial Statements

a substantial source of repayment for an asset depends on the availability, reliability, and capacity of sources other than the collateral to repay the debt. Collateral-dependent loans are individually evaluated for expected credit losses as of the reporting date, and they are removed from their respective pools of collectively evaluated assets. Expected credit losses for these types of assets are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs. There were no collateral-dependent loans that were individually evaluated for purposes of determining the allowance for credit losses under FASB ASC Topic 326 as of June 30, 2025 and December 31, 2024.
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no loan modifications provided to borrowers exhibiting financial distress during the six months ended June 30, 2025 and 2024, and there were no such prior modifications in existence during the periods reported. During the reported periods, there were no payment defaults from any such loans during the twelve months preceding the modification because no such modifications were in existence during the periods.
Related Party Loan Transactions
Officers, directors and their affiliates had loans outstanding with the Company of $10.0 million and $8.6 million as of June 30, 2025 and December 31, 2024, respectively. The increase in loans outstanding reflects the origination of a new loan during the period to a director with pre-existing lending relationships with the Company. These transactions occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons.
Note 4. Deposits
The Bank held no deposits classified as brokered as of June 30, 2025 and December 31, 2024. To achieve full insurance from the FDIC, some of the Bank’s depositors have enrolled in the ICS® program offered by the Bank through the IntraFi® network. When accounts are enrolled in this service, the Bank must elect, for each account, whether it will receive a reciprocal deposit balance or sell the deposit balance. Reciprocal deposits through ICS® held on the consolidated balance sheets were $170.7 million and $130.3 million as of June 30, 2025 and December 31, 2024, respectively. Total ICS® One-Way Sell® deposits of $121.2 million and $63.3 million as of June 30, 2025, and December 31, 2024, respectively, were sold to the network and excluded from the Company’s consolidated balance sheets. The Company receives fee income for deposits that are sold, which is reported under deposit placement services income on the consolidated statements of income.
As of June 30, 2025, there were two clients with an individual deposit balance exceeding 5.0% of total deposits. The total deposit balance related to these clients was $136.2 million or 10.6% of total deposits. As of December 31, 2024, there were two clients whose individual deposit balances exceeded 5.0% of total deposits. The total deposit balance related to these clients was $202.6 million or 16.2% of total deposits.
Note 5. Borrowings
Available Lines of Credit
The Bank maintains eligibility for a secured line of credit with the Federal Home Loan Bank (“FHLB”). To establish credit availability, the Bank will typically pledge eligible 1-4 family residential real estate loans from its loan portfolio as collateral. At June 30, 2025 and December 31, 2024, the Bank had not pledged any collateral to the FHLB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
The Bank also maintains eligibility for a secured line of credit with the Federal Reserve Bank of Richmond (“FRB”), and will typically pledge investment securities to establish credit availability. At June 30, 2025 and December 31, 2024, the Bank had not pledged any collateral to the FRB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
Short-Term Borrowing Facilities
As of June 30, 2025 and December 31, 2024, the Company had no outstanding short-term borrowings. The Bank maintains access to unsecured federal funds purchase lines of credit with:
•Pacific Coast Bankers’ Bank: $50.0 million, maturing June 30, 2026
•First National Bankers’ Bank: $10.0 million, maturing June 30, 2026, and

Notes to Unaudited Consolidated Financial Statements

•Community Bankers’ Bank: $8.0 million, maturing March 12, 2026.
These federal funds lines renew annually, and balances may remain outstanding for periods ranging from 10 to 90 consecutive days. The use of these credit facilities is contingent upon compliance with specified financial conditions and covenants.
As of June 30, 2025 and December 31, 2024, the Bank had no outstanding balances under these federal funds purchase lines.
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

Notes to Unaudited Consolidated Financial Statements

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
The following table presents the balances of financial assets measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Measurements Using
Financial Assets	Balances	Level 1	Level 2	Level 3
As of June 30, 2025:
Available for sale securities:
U.S. government and federal agencies	$316,653	$314,682	$1,971	$—
Mortgage backed securities	6,368	—	6,368	—
Corporate bonds	49,270	488	48,782	—
State and municipal securities	97,001	—	97,001	—
Total available for sale securities	$469,292	$315,170	$154,122	$—
Equity securities	532	532	—	—
Total	$469,824	$315,702	$154,122	$—
As of December 31, 2024:
Available for sale securities:
U.S. government and federal agencies	$206,403	$204,452	$1,951	$—
Mortgage backed securities	7,395	—	7,395	—
Corporate bonds	43,974	480	43,494	—
State and municipal securities	100,557	—	100,557	—
Total available for sale securities	$358,329	$204,932	$153,397	$—
Equity securities	515	515	—	—
Total	$358,844	$205,447	$153,397	$—
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
The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property using an income approach or is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair

Notes to Unaudited Consolidated Financial Statements

value adjustments are recorded in the period incurred as a provision for loan credit losses on the consolidated statements of income. There were no collateral dependent loans, and therefore no recorded reserve as of June 30, 2025 and December 31, 2024.
Other Real Estate Owned
Other real estate owned (“OREO”) is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held no OREO at June 30, 2025 and December 31, 2024.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2025 or December 31, 2024.
There were no assets measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024.
Fair Value of Financial Instruments
The following tables present the carrying value and estimated fair value including the level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of June 30, 2025:
Financial assets:
Cash and due from banks	$377,264	$377,264	$—	$—	$377,264
Securities available for sale	469,292	315,170	154,122	—	469,292
Securities held to maturity, net	289,205	105,304	168,762	—	274,066
Equity securities	532	532	—	—	532
Restricted securities	3,383	—	3,383	—	3,383
Loans, net	283,620	—	—	277,696	277,696
Accrued interest receivable	5,357	—	5,357	—	5,357
Financial liabilities:
Time deposits	9,986	—	—	9,951	9,951
Accrued interest payable	82	—	82	—	82

Notes to Unaudited Consolidated Financial Statements

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of December 31, 2024:
Financial assets:
Cash and due from banks	$410,739	$410,739	$—	$—	$410,739
Securities available for sale	358,329	204,932	153,397	—	358,329
Securities held to maturity, net	300,451	107,593	171,358	—	278,951
Equity securities	515	515	—	—	515
Restricted securities	2,886	—	2,886	—	2,886
Loans held for sale	316	—	316	—	316
Loans, net	308,773	—	—	294,316	294,316
Accrued interest receivable	4,231	—	4,231	—	4,231
Financial liabilities:
Time deposits	11,711	—	—	11,650	11,650
Accrued interest payable	46	—	46	—	46

Note 7. Accumulated Other Comprehensive Loss
The following table presents the changes in each component in accumulated other comprehensive loss, net of tax for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	Unrealized Loss on Available for Sale Securities	Unrealized Loss on Securities Transferred from Available for Sale to Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(7,931)	$(3,634)	$(11,565)
Unrealized holding gains, net of tax of $98	369	—	369
Amortization of unrealized holding losses, net of tax of $120	—	453	453
Balance at June 30, 2024	$(7,562)	$(3,181)	$(10,743)
Balance at December 31, 2024	$(5,525)	$(2,720)	$(8,245)
Unrealized holding gains, net of tax of $549	2,065	—	2,065
Amortization of unrealized holding losses, net of tax of $118	—	446	446
Balance at June 30, 2025	$(3,460)	$(2,274)	$(5,734)
There were no amounts reclassified out of accumulated other comprehensive loss for the six months ended June 30, 2025 and 2024.

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

Notes to Unaudited Consolidated Financial Statements

shares of Class A Common Stock on October 7, 2024 and 142,897 shares of Class A Common Stock on November 1, 2024. Share information for historical periods gives effect to the Reclassification. All earnings are attributed to Class B shares for the historical periods because no Class A shares were outstanding during the historical periods.
When declared by the Company’s Board of Directors, holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends equally and ratably on a per-share basis. The Company did not pay dividends to any stockholder during the six-month periods ended June 30, 2025 and 2024.
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

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Net Income	$4,584	$5,805	$10,191	$9,722
Dividends declared on common stock
Class A Common Stock	—	—	—	—
Class B Common Stock	—	—	—	—
Undistributed net income for basic and diluted earnings per share	$4,584	$5,805	$10,191	$9,722

Weighted average shares outstanding
Class A Common Stock	3,125,918	—	3,107,466	—
Class B Common Stock	3,435,899	4,568,920	3,454,351	4,568,791
Weighted average shares outstanding, basic and dilutive	6,561,817	4,568,920	6,561,817	4,568,791

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Earnings per common share, basic and diluted
Class A Common Stock
Per share dividends distributed	$—	$—	$—	$—
Undistributed earnings per share	0.70	—	1.55	—
Total basic and diluted earnings per share - Class A Common Stock	$0.70	$—	$1.55	$—

Class B Common Stock
Per share dividends distributed	$—	$—	$—	$—
Undistributed earnings per share	0.70	1.27	1.55	2.13
Total basic and diluted earnings per share - Class B Common Stock	$0.70	$1.27	$1.55	$2.13

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
Six Months Ended June 30, 2025 Highlights
Highlights of our results of operations and financial condition as of and for the six months ended June 30, 2025 are provided below.
Financial Performance
•Consolidated net income was $10.2 million for the six months ended June 30, 2025, compared to $9.7 million for the six months ended June 30, 2024. Earnings per share for the six months ended June 30, 2025 were $1.55, compared to $2.13 for the six months ended June 30, 2024.4
4 For historical periods presented, all earnings are attributed to Class B shares because no Class A shares were outstanding.

•Net interest income, before provision for, or recapture of, credit losses, was $25.6 million for the six months ended June 30, 2025, compared to $19.4 million for the six months ended June 30, 2024. Net interest income, after provision for, or recapture of, credit losses was $26.0 million for the six months ended June 30, 2025, compared to $19.7 million for the six months ended June 30, 2024.
•Return on average equity was 13.61% for the six months ended June 30, 2025, compared to 22.20% for the six months ended June 30, 2024.
•Return on average assets for the six months ended June 30, 2025 was 1.37%, compared to 1.64% for the six months ended June 30, 2024.
•Return on average risk-weighted assets was 5.28% for the six months ended June 30, 2025, compared to 4.81% for the six months ended June 30, 2024.5
Balance Sheet
•Total assets were $1.4 billion as of June 30, 2025, consistent with the level reported at December 31, 2024.
•Total deposits were $1.3 billion as of June 30, 2025, compared to $1.2 billion as of December 31, 2024. Excluded from these totals are One-Way Sell® deposits, which were placed at other banks through the ICS® network. These One-Way Sell® deposits amounted to $121.2 million as of June 30, 2025, compared to $63.3 million as of December 31, 2024.
•No non-performing assets or other real estate owned (“OREO”) were reported as of June 30, 2025 or December 31, 2024.
•Cash balances held at the Federal Reserve were $364.8 million as of June 30, 2025, compared to $406.7 million as of December 31, 2024.
•As of June 30, 2025, the total debt securities portfolio balance was $758.5 million, compared to $658.8 million as of December 31, 2024.
•Book value per share was $23.92 as of June 30, 2025, compared to $21.98 as of December 31, 2024.
•As of June 30, 2025, the Company had a total risk-based capital ratio of 44.64% and a tier 1 risk-based capital ratio of 43.48%. The Bank exceeded the minimum requirements to be well-capitalized for bank regulatory purposes, with a total risk-based capital ratio of 41.37% and a tier 1 risk-based capital ratio of 40.21%.
•As of June 30, 2025, our liquidity ratio was 88.21%, compared to 85.13% as of December 31, 2024.
Significant Factors Impacting Our Business, Financial Condition and Results of Operations
Several key factors impact our financial performance:
Short-term interest rates: The cyclical nature of our balance sheet and our focus on liquidity cause our primary revenue source, net interest income, to be highly correlated to short-term interest rates. We strive to maintain high levels of liquidity and low loan-to-deposit ratios. Higher rates generally increase our net interest income because of our high levels of liquid interest-earning assets and low levels of interest-bearing deposits and borrowings. Conversely, if short-term interest rates fall, our net interest income would likely decrease due to our high levels of cash. The Federal Reserve has not adjusted its target federal funds rate through the first half of 2025, but did reduce the target rate during September, November and December of 2024. As short-term rates decline, our net interest income will be adversely affected. This relationship between our revenue and the yield curve may differ from that of banks that have lower levels of cash and liquidity and higher loan-to-deposit ratios.
Political organizations and federal election cycles: We provide deposit services to a wide range of political organizations, including political committees registered with the Federal Election Commission (“FEC”), such as campaign committees; party committees; separate segregated funds (including trade association political action committees (“PACs”) and corporate PACs); non-connected committees (including independent expenditure-only committees (“Super PACs”)); committees maintaining separate accounts for direct contributions and independent expenditures (“Hybrid PACs”); committees other than authorized campaign committees or those affiliated with such committees that are maintained or controlled by a candidate or federal officeholder (collectively, “Leadership PACs”)); and other tax-exempt organizations under Section 527 of the Internal Revenue Code. These accounts are often associated with firms that provide treasury, legal, or regulatory compliance services to political organizations.
Federal election cycles significantly affect our deposit levels. These cycles also impact revenue-generating activities, such as wire transfers, payments, check processing, debit card usage, and treasury management services. Historically, deposits from political organizations increase in the periods leading up to federal elections followed by a decline around the
5 Return on average risk-weighted assets is calculated as net income divided by average risk-weighted assets. Average risk-weighted assets are calculated using the last three quarter ends.

elections. Election outcomes may also impact the timing and scale of deposit inflows or outflows from political organizations, and this most recent cycle was no exception.
As of June 30, 2025, total consolidated deposits were $1.3 billion, compared to $1.6 billion as of March 31, 2025. During the first quarter of 2025, the Company experienced a material increase in deposits from certain political organization clients, primarily attributable to a post-election surge in deposits following the November 2024 federal elections. At March 31, 2025, three political organization accounts each held more than 5% of total consolidated deposits. In aggregate, those three accounts totaled $472.0 million and represented 30.1% of consolidated total deposits.
Although political organization balances have historically tended to rebuild gradually in the quarters following a federal election, the timing and concentration of deposit inflows during the first quarter of 2025 differed from prior cycles and reflected elevated, event-driven fundraising activity. The Company treated these inflows as potentially temporary and maintained the balances in cash reserves held at the Federal Reserve and short-term U.S. Treasury securities that matured during the quarter.
On April 15, 2025, the Company experienced outflows of approximately $506.5 million across six political organization accounts, including the three that exceeded the 5% threshold at March 31, 2025. Following these outflows, total consolidated deposits were $1.1 billion at the close of that day. The resulting reduction in average balances contributed to the quarter-over-quarter decrease in net interest income.
Despite early-quarter outflows, deposit levels increased during the remainder of the quarter. Total consolidated deposits rose by $179.8 million between April 15, 2025 and June 30, 2025, ending the quarter at $1.3 billion. As of June 30, 2025, two political organization accounts individually exceeded 5% of total consolidated deposits.
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
Economic conditions: General economic conditions, particularly in the Washington, D.C. metropolitan area, and levels of government spending influence our deposit levels and earnings. At various points throughout 2024 and 2025, we estimate that at least a majority of our deposit balances were sourced from political organizations, which we believe reduces our direct exposure to broader economic trends. However, economic downturns may lead to declines in political donations, which could adversely affect our deposit levels and income. Additionally, national or regional recessions could increase the risk of loan defaults and negatively impact the credit quality of our municipal and corporate bonds, potentially leading to defaults.
Following the inauguration of President Trump on January 20, 2025, the administration introduced a series of federal fiscal reforms, culminating in the enactment of H.R.1, or the One Big Beautiful Bill Act (“BBB”), signed into law on July 4, 2025. Along with the reductions in federal spending carried out by the Department of Government Efficiency (“DOGE”), the BBB implemented sweeping tax reform and further spending changes. The provisions of the BBB together with DOGE’s federal spending reduction efforts have created operational and budgetary uncertainty across federal agencies and programs. While the long-term impact of these reforms are still evolving, the Company considers them as a known uncertainty that may influence future deposit behavior, loan demand, and trust-related services.
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
Monetary Policy: We rely on the Federal Reserve’s payment of interest on reserve balances as a source of interest income. The required reserve balance and the rate of interest paid on reserve balances are determined by the Federal Reserve, but Congress, through legislative action and followed by the Executive branch approval, has power to limit or revoke the Federal Reserve’s authority to pay interest on required or excess reserves. The Federal Reserve has historically adjusted its interest on reserves rate in conjunction with the federal funds rate. We are most exposed to monetary policy during federal election years such as in 2024 when campaign-related deposits rise and we match those liabilities with short-term assets such as Federal Reserve cash balances, which reprice immediately, and Treasury bills. Although higher interest rates decrease the value of our investment securities portfolio, they increase our interest income. While we have recently benefited from elevated short-term interest rates, the Federal Reserve lowered its target federal funds rate three times in 2024. To the extent short-term rates decline, our net interest income will be adversely affected. The Federal Reserve has additional monetary tools that can impact our interest income through changes in rates, such as the overnight reverse repo rate and open market operations.
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
Uninsured Deposits: Most of our deposits come from commercial clients rather than retail clients, resulting in a relatively high level of account balances exceeding the FDIC coverage limits. As of June 30, 2025, we estimate that approximately 64.2% of our total deposits were not insured by the FDIC. To manage the associated risks, we aim to maintain high levels of liquidity, asset quality, and financial strength.
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
Data processing and communication expenses primarily relate to expenses paid to third party providers of core processing, cloud computing and cybersecurity, a substantial component of which is paid to a core technology provider we rely on for the banking software used by our clients and back office functions. Professional services expenses include those such as internal and external audit, legal, loan review, compliance audit and compliance monitoring fees. Occupancy and equipment expenses include depreciation for buildings and improvements, fixtures and furniture, equipment, and technology related items as well as building related expenses such as utilities and maintenance costs. The Commonwealth of Virginia, where the Bank operates, levies a capital-based franchise tax on banks operating within the state, replacing the state income tax. The State of Delaware, where the Company is incorporated, levies a franchise tax based upon the number of authorized shares. FDIC and regulatory assessments represent costs incurred to cover quarterly or semi-annual payments to the FDIC or OCC for their insurance or supervision. FDIC assessments are based on a complicated matrix of factors to form an assessment rate, which is then applied to a base of quarterly average assets less quarterly tangible equity. Directors’ fees represent fees paid to our directors for board or committee meetings. Marketing and business development costs include sponsorships, membership dues, as well as marketing and advertising costs, which are subject to normal variability based on the volume and cost of sponsorship and business development activities. Insurance expenses include costs for coverage of fidelity bond, professional liability, property and casualty, workers compensation and cyber liability policies. Other operating costs include other operating and administrative costs such as other vendor and employee costs, postage and printing, office supplies, and subscriptions.
As discussed above, we expect our noninterest expenses to increase as a result of the additional costs associated with being a public company.
Primary Factors Used to Evaluate Our Financial Condition
The most significant factors we use to evaluate and manage our financial condition include liquidity, asset quality and capital.

Liquidity. Maintaining an adequate level of liquidity depends on our ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting our daily operations or the financial condition of the Bank. Because transaction account deposits form a primary source of our funding, and generally can be withdrawn on demand, managing our liquidity is a top priority. Our account at the Federal Reserve, which held $364.8 million as of June 30, 2025, is a primary source of our liquidity for daily and ongoing activities.
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

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest and dividend income	$12,765	$11,491	$1,274	11.1%	$27,506	$21,190	$6,316	29.8%
Interest expense	971	917	54	5.9%	1,864	1,824	40	2.2%
Net interest income	11,794	10,574	1,220	11.5%	25,642	19,366	6,276	32.4%
Provision for (recapture of) credit losses	(314)	(98)	(216)	220.4%	(379)	(292)	(87)	29.8%
Net interest income after provision for (recapture of) credit losses	12,108	10,672	1,436	13.5%	26,021	19,658	6,363	32.4%
Noninterest income	828	2,630	(1,802)	(68.5%)	1,523	4,278	(2,755)	(64.4%)
Noninterest expense	7,159	6,005	1,154	19.2%	14,730	11,746	2,984	25.4%
Net income before taxes	5,777	7,297	(1,520)	(20.8%)	12,814	12,190	624	5.1%
Income tax expense	1,193	1,492	(299)	(20.0%)	2,623	2,468	155	6.3%
Net income	$4,584	$5,805	$(1,221)	(21.0%)	$10,191	$9,722	$469	4.8%
For the three months ended June 30, 2025, our net income decreased by $1.2 million compared to the three months ended June 30, 2024. The decrease was primarily driven by a $1.8 million, or 68.5%, decrease in noninterest income, reflecting a reduction in deposit placement services income. This decline resulted from a shift of One-Way Sell® deposits onto the balance sheet and a decrease in overall deposit levels, reflecting the comparison of a non-election year to elevated deposit activity during the 2024 federal election cycle. The decrease in net income was furthered by a $1.2 million, or 19.2%, increase in noninterest expenses related to operating as a pubic company, and partially offset by a $1.3 million, or 11.1%, increase in interest and dividend income from higher interest and dividends on securities.
For the six months ended June 30, 2025, our net income increased by $469 thousand compared to the six months ended June 30, 2024, driven by a $6.3 million, or 32.4%, increase in net interest income. Higher average deposit balances, particularly in the first quarter of 2025, supported growth in the investment securities portfolio, and increased cash held at the Federal Reserve. These increases were partially offset by a $3.0 million, or 25.4%, increase in noninterest expenses related to operating as a public company as well as a $2.8 million, or 64.4%, decrease in noninterest income. This decline in noninterest income is driven by a reduction in deposit placement services arising from a shift of One-Way Sell® deposits onto the balance sheet, and a decrease in overall deposit levels, reflecting the comparison of a non-election year to elevated deposit activity during the 2024 federal election cycle.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest and dividend income
Interest and fees on loans	$3,356	$3,391	$(35)	(1.0%)	$6,945	$6,671	$274	4.1%
Interest and dividends on securities, taxable	5,274	2,872	2,402	83.6%	9,881	5,738	4,143	72.2%
Interest on securities, tax exempt	279	285	(6)	(2.1%)	561	579	(18)	(3.1%)
Interest on interest-bearing deposits in banks	3,856	4,943	(1,087)	(22.0%)	10,119	8,202	1,917	23.4%
Total interest and dividend income	12,765	11,491	1,274	11.1%	27,506	21,190	6,316	29.8%
Interest expense
Interest on deposits	971	815	156	19.1%	1,864	1,623	241	14.8%
Interest on short-term borrowings	—	102	(102)	NM	—	201	(201)	NM
Total interest expense	971	917	54	5.9%	1,864	1,824	40	2.2%
Net interest income	$11,794	$10,574	$1,220	11.5%	$25,642	$19,366	$6,276	32.4%
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

	Three Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$345,579	$3,856	4.48%	$361,990	$4,943	5.49%
Investment securities, taxable[1]	693,851	5,274	3.05%	510,570	2,872	2.26%
Investment securities, tax exempt[1]	62,566	279	1.79%	63,391	285	1.81%
Loans	294,668	3,356	4.57%	302,982	3,391	4.50%
Total interest-earning assets	1,396,664	$12,765	3.67%	1,238,933	$11,491	3.73%
Less allowance for credit losses	(4,645)			(4,680)
Noninterest-earning assets	21,875			16,071
Total assets	$1,413,894			$1,250,324
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings, interest-bearing checking and money market	$351,742	$902	1.03%	$209,463	$715	1.37%
Time deposits	10,422	69	2.64%	14,028	100	2.88%
Short-term borrowings[2]	9	—	5.35%	5,220	102	7.86%
Total interest-bearing liabilities	362,173	971	1.08%	228,711	917	1.61%
Noninterest-bearing liabilities
Demand deposits	890,971			926,289
Other liabilities	6,601			4,908
Total liabilities	1,259,745			1,159,908
Stockholders’ equity	154,149			90,416
Total liabilities and stockholders' equity	$1,413,894			$1,250,324
Net interest income		$11,794			$10,574
Net interest margin			3.39%			3.43%
__________
1Average balances for securities transferred from AFS to HTM at fair value are shown at carrying value. Average balances for AFS and all other HTM bonds are shown at amortized cost.
2The yield for short-term borrowings reflects interest expense incurred during the period. The amount of interest expense was less than our rounding threshold and is therefore displayed as $0.

	Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$455,516	$10,119	4.48%	$300,347	$8,202	5.49%
Investment securities, taxable[1]	665,902	9,881	2.99%	512,174	5,738	2.25%
Investment securities, tax exempt[1]	63,487	561	1.78%	64,106	579	1.82%
Loans	301,666	6,945	4.64%	303,022	6,671	4.43%
Total interest-earning assets	1,486,571	$27,506	3.73%	1,179,649	$21,190	3.61%
Less allowance for credit losses	(4,680)			(4,676)
Noninterest-earning assets	20,493			15,445
Total assets	$1,502,384			$1,190,418
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings, interest-bearing checking and money market accounts	$338,454	$1,719	1.02%	$228,616	$1,406	1.24%
Time deposits	10,927	145	2.67%	14,934	217	2.92%
Short-term borrowings[2]	4	—	5.35%	5,110	201	7.91%
Total interest-bearing liabilities	349,385	1,864	1.08%	248,660	1,824	1.48%
Noninterest-bearing liabilities:
Demand deposits	995,388			848,719
Other liabilities	6,621			4,976
Total liabilities	1,351,394			1,102,355
Stockholders’ equity	150,990			88,063
Total liabilities and stockholders' equity	$1,502,384			$1,190,418
Net interest income		$25,642			$19,366
Net interest margin			3.48%			3.30%
__________
1Average balances for securities transferred from AFS to HTM at fair value are shown at carrying value. Average balances for AFS and all other HTM bonds are shown at amortized cost.
2The yield for short-term borrowings reflects interest expense incurred during the period. The amount of interest expense was less than our rounding threshold and is therefore displayed as $0.

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

	For the three months ended June 30, 2025 compared to 2024			For the six months ended June 30, 2025 compared to 2024

	Increase (decrease) due to change in:
(dollars in thousands)	Average volume	Average rate	Total	Average volume	Average rate	Total
Interest-earning assets
Interest-bearing deposits in other banks	$(211)	$(876)	$(1,087)	$4,203	$(2,286)	$1,917
Taxable investment securities	1,042	1,360	2,402	1,701	2,442	4,143
Non-taxable investment securities	(3)	(3)	(6)	(7)	(11)	(18)
Loans	(84)	49	(35)	(48)	322	274
Total increase (decrease) in interest income	$744	$530	$1,274	$5,849	$467	$6,316
Interest-bearing liabilities
Savings, interest-bearing checking and money market accounts	$491	$(304)	$187	$670	$(357)	$313
Time deposits	(25)	(6)	(31)	(59)	(13)	(72)
Short-term borrowings	(102)	—	(102)	(201)	—	(201)
Total increase (decrease) in interest expense	$364	$(310)	$54	$410	$(370)	$40
Increase (decrease) in net interest income	$380	$840	$1,220	$5,439	$837	$6,276
-
For the three months ended June 30, 2025, our net interest income increased by $1.2 million, or 11.5%, compared to the three months ended June 30, 2024, primarily driven by an increase in the average size and yield of the investment securities portfolio, which was partially offset by a decrease in the yield of interest-bearing deposits held in other banks, such as the Federal Reserve.
For the six months ended June 30, 2025, our net interest income increased by $6.3 million, or 32.4%, compared to the six months ended June 30, 2024. The increase was due to the Company’s reinvestment of maturing securities into higher-yielding taxable investment securities and to the deployment of higher first-quarter 2025 deposit balances — largely from political organization clients — into interest bearing deposits at the Federal Reserve and short-term investment securities. As a result, our net interest margin increased to 3.48% for the six months ended June 30, 2025, from 3.30% for the six months ended June 30, 2024.
Interest Income
Interest and fees on loans. Loan interest income is comprised of fixed and adjustable-rate structures related to residential and commercial real estate loan products, commercial loans and other consumer loan products. Deferred loan origination fees, net of deferred loan origination costs, accrete to the loan’s yield over the life of the loan. For the three months ended June 30, 2025, our interest and fees on loans remained relatively consistent at $3.4 million compared to the three months ended June 30, 2024.
For the six months ended June 30, 2025, our interest and fees on loans increased 4.1% to $6.9 million compared to the six months ended June 30, 2024. The increase was primarily a result of a 0.21% increase in the average yield, partially offset by a $1.4 million decrease in the average total loan balance.
See “— Financial Condition — Loan Portfolio” below for an analysis of the composition of our loan portfolio.

Interest and dividends on securities, taxable. For the three months ended June 30, 2025, our interest and dividends on taxable securities increased 83.6% to $5.3 million from $2.9 million for the three months ended June 30, 2024. The average balance for all taxable securities increased $183.3 million when comparing the periods, and the yield improved 0.79%. The Company reinvested maturing bonds and invested funds from temporarily elevated deposit levels in short term U.S. Treasury securities with maturities during 2025 and into 2026, which is intended to align with the timing of expected deposit outflows. As portions of maturing bonds have been reinvested in current market rates and we have continued to invest in new securities, we have observed a steady increase in the average yield for the taxable securities portfolio.
For similar reasons, interest and dividends on taxable securities for the six months ended June 30, 2025 increased 72.2% to $9.9 million from $5.7 million for the six months ended June 30, 2024. The average balance for all taxable securities increased $153.7 million when comparing the periods, and the yield improved 0.74%.
Interest on securities, tax-exempt. For the three months ended June 30, 2025, our interest on tax-exempt securities decreased 2.1% from the prior period due primarily to an $825 thousand decline in the average balance of tax-exempt securities. Interest on tax-exempt securities for the six months ended June 30, 2025 decreased 3.1% from the prior period, primarily due to a $619 thousand decline in the average balance of tax-exempt securities. In recent years, the attainable yields for any new investment in this segment and the investment landscape have left tax-exempt securities less attractive than their taxable counterparts. Accordingly, as tax-exempt securities have matured, those proceeds have been invested into taxable municipal securities.
See “— Financial Condition — Securities” below for an analysis of the composition of the securities portfolio, including taxable and tax-exempt securities.
Interest on interest-bearing deposits in banks. Chain Bridge earns interest for accounts held at certain correspondent banks, which are primarily reserves held at the Federal Reserve. The Federal Reserve has historically adjusted its interest on reserves rate in conjunction with the federal funds rate. The interest rate paid by the Federal Reserve on reserve balances decreased three times throughout 2024, to 4.40% on December 19, 2024. For the three months ended June 30, 2025, our interest on interest-bearing deposits in banks decreased by $1.1 million compared to the same period of 2024, primarily driven by a decrease in yield of 1.01%, combined with a $16.4 million decrease in average balances.
For the six months ended June 30, 2025, our interest on interest-bearing deposits in banks increased by $1.9 million compared to the same period of 2024, primarily by a $155.2 million increase in average balances, which was partially offset by a decrease in yield of 1.01%.
Interest Expense
Interest on deposits. The Bank pays a variable interest rate to depositors for their non-maturing savings, interest-bearing checking, and money market accounts. In addition, the Bank issues time deposits that pay a fixed rate of interest until the instrument matures. For the three months ended June 30, 2025, our interest expense on deposits increased 19.1% compared to the three months ended June 30, 2024. The increase was primarily driven by a $138.7 million increase in average interest-bearing deposit balances due to an increased volume of ICS® accounts held in a reciprocal position, partially offset by a 0.29% decrease in the average rate.
For the six months ended June 30, 2025, our interest expense on deposits increased 14.8% compared to the six months ended June 30, 2024. The increase was primarily driven by a $105.8 million increase in average interest-bearing deposit balances, partially offset by a 0.23% decrease in the average rate As of June 30, 2025 and June 30, 2024, approximately 69.8% and 82.7%, respectively, of our deposits were noninterest bearing.
See “— Financial Condition — Deposits” for an analysis of the composition of the deposits portfolio, including its interest-bearing and noninterest-bearing components.
Interest on short-term borrowings. As of June 30, 2025, the Company had no short-term borrowings, compared to June 30, 2024, when the Company had an outstanding balance of $5.0 million on its $10.0 million unsecured line of credit with a correspondent bank. On October 10, 2024, the Company used a portion of the net proceeds from the IPO to fully repay the outstanding principal balance on this line of credit and closed the line on October 11, 2024. Substantially all interest on short-term borrowings reported during the three and six months ended June 30, 2024 was related to this line of credit. The Bank currently has no borrowings, and there are no outstanding draws on its lines of credit with the FHLB, the Federal Reserve, or other third-party institutions.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Provision for (recapture of) credit losses
Provision for (recapture of) loan credit losses	$(283)	$13	$(296)	NM	$(321)	$18	$(339)	NM
Recapture of securities credit losses	(31)	(111)	80	(72.1%)	(58)	(310)	252	(81.3%)
Total recapture of credit losses	$(314)	$(98)	$(216)	220.4%	$(379)	$(292)	$(87)	29.8%
__________
NM — Comparisons from positive to negative values or to zero values are considered not meaningful.
For the three months ended June 30, 2025, our provision for credit losses consisted of a net recapture of $314 thousand. Within the loan portfolio, the $283 thousand recapture resulted from a reduction in outstanding balances, coupled with a slight decrease in the overall reserve rate for loan credit losses arising from a change in loan mix as compared to June 30, 2024, primarily due to an increase in the proportion of residential real estate loans relative to total loans. Within our securities portfolio, the continued shrinkage of our held to maturity securities portfolio, as well as its shortening time to maturity resulted in a lower required reserve in accordance with our ACL methodology.
For the six months ended June 30, 2025, our provision for credit losses consisted of a net recapture of $379 thousand, primarily attributable to the changes in the loan portfolio composition resulting from an increase in the proportion of residential real estate loans relative to total loans as well as a reduction in outstanding balances.. During the six months ended June 30, 2024, we reported a net recapture of $292 thousand, driven by the sale of a bond for $210 thousand which was related to a single corporate issuer whose business was closed by a regulatory authority and entirely written off in 2023.
Noninterest Income
Noninterest income consists of trust and wealth management income, service charges on deposit accounts, deposit placement services income, gains on sale of mortgage loans, and other income.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Noninterest income
Trust and wealth management income	$305	$239	$66	27.6%	$575	$426	$149	35.0%
Service charges on accounts	261	321	(60)	(18.7%)	501	632	(131)	(20.7%)
Deposit placement services income	159	2,031	(1,872)	(92.2%)	292	3,153	(2,861)	(90.7%)
Gain on sale of mortgage loans	14	12	2	16.7%	27	12	15	125.0%
Other income	89	27	62	229.6%	128	55	73	132.7%
Total noninterest income	$828	$2,630	$(1,802)	(68.5%)	$1,523	$4,278	$(2,755)	(64.4%)

For the three months ended June 30, 2025, our noninterest income decreased by $1.8 million, or 68.5%, to $828 thousand compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, our noninterest income decreased by $2.8 million, or 64.4%, to $1.5 million compared to the six months ended June 30, 2024. The year-

over-year changes were primarily due to lower deposit placement services income from One-Way Sell® deposits placed through the ICS® network.
Trust and wealth management income. For the three and six months ended June 30, 2025, our trust and wealth management income increased by 27.6% and 35.0%, respectively, compared to the corresponding periods in the prior year. These year-over-year increases are primarily due to a rise in the volume of total assets under administration, which grew to $445.4 million at June 30, 2025 from $364.0 million at June 30, 2024. The mix of the assets under administration further drove the income growth. Assets under management, which produce a higher rate of income under our fee structure, increased 61.25% from June 30, 2024, while assets under custody increased 8.01% over the same period.
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
The growth in AUC during the periods was largely driven by clients seeking higher interest rates. A material decline in interest rates could result in a reduction of custody balances, negatively impacting our revenue from these accounts. Additionally, a substantial portion of our custody account balances are related to political organizations, which are seasonal and could decline following periods of high spending around federal elections.
Service charges on accounts. For the three months ended June 30, 2025, our service charges on accounts decreased by $60 thousand, or 18.7%, compared to the three months ended June 30, 2024 primarily driven by lower transaction volume, particularly among check processing and wire transfers. Our fee income is typically higher during the fiscal quarters leading up to and during the general election as political organization deposit account activity causes an increase in bank transactions. For the six months ended June 30, 2025, our service charges on accounts decreased by $131 thousand, or 20.7%, compared to the six months ended June 30, 2024, also due to the higher transaction volume associated with an election year.
Deposit placement services income. For the three and six months ended June 30, 2025, our deposit placement services income decreased by $1.9 million and $2.9 million, or 92.2% and 90.7%, respectively, compared to the three and six months ended June 30, 2024, on account of lower One-Way Sell® deposit balances. As of June 30, 2025 and June 30, 2024, One-Way Sell® deposits totaled $121.2 million and $499.2 million, respectively. For the three months ended June 30, 2025 and June 30, 2024, our average One-Way Sell® deposits were $87.1 million and $431.5 million, respectively. For the six months ended June 30, 2025 and June 30, 2024, our average One-Way Sell® deposits were $75.4 million and $345.6 million, respectively. The changes reflect an increase in the Bank’s capital levels following the Company’s IPO, which permitted a greater portion of deposits to be retained on the balance sheet as reciprocal deposits, as well as the shifts in the composition and activity of the Bank’s political organization deposit base. Changes in One-Way Sell® balances were consistent with typical seasonal patterns associated with federal election cycles. Accounts enrolled in the ICS® network are further discussed under “— Financial Condition — Deposits” below.
Gain on sale of mortgage loans. For the three and six months ended June 30, 2025, the gain on sale of mortgages increased by $2 thousand and $15 thousand, or 16.7% and 125.0%, respectively, compared to the three months and six months ended June 30, 2024, due to increased sales activity during the current year.

Noninterest Expense
Noninterest expense consists of salaries and employee benefits, data processing and communication expenses, professional services, occupancy and equipment expenses, state franchise taxes, FDIC and regulatory assessments, directors’ fees, marketing and business development costs, insurance expenses, and other operating expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Noninterest expenses
Salaries and employee benefits	$4,130	$3,788	$342	9.0%	$8,538	$7,273	$1,265	17.4%
Professional services	801	483	318	65.8%	1,694	948	746	78.7%
Data processing and communication expenses	733	664	69	10.4%	1,399	1,259	140	11.1%
State franchise taxes	349	148	201	135.8%	700	351	349	99.4%
Occupancy and equipment expenses	258	237	21	8.9%	509	512	(3)	(0.6%)
FDIC and regulatory assessments	202	155	47	30.3%	430	348	82	23.6%
Insurance expenses	153	60	93	155.0%	302	120	182	151.7%
Directors fees	144	171	(27)	(15.8)%	290	332	(42)	(12.7%)
Other operating expenses	389	299	90	30.1%	868	603	265	43.9%
Total noninterest expenses	$7,159	$6,005	$1,154	19.2%	$14,730	$11,746	$2,984	25.4%
For the three months ended June 30, 2025 our noninterest expense increased by $1.2 million, or 19.2%, compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, our noninterest expense increased by $3.0 million, or 25.4%, compared to the six months ended June 30, 2024. The increases in noninterest expense compared to the comparable periods in the prior year were primarily attributable to higher salaries, as well as increased professional services and state franchise taxes, reflecting the Company’s expanding operations and the infrastructure required to support its public company operations.
Salaries and employee benefits. For the three months ended June 30, 2025, our salaries and employee benefits increased by $342 thousand, or 9.0%, compared to the three months ended June 30, 2024, resulting from higher headcount and salary increases. For similar reasons, our salaries and employee benefits for the six months ended June 30, 2025 increased by $1.3 million, or 17.4%.
Professional services. For the three months ended June 30, 2025, our professional services expense increased $318 thousand, or 65.8%, compared to the three months ended June 30, 2024. For the six months ended June 30, 2025, our professional services expensed increased by $746 thousand, or 78.7%, compared to 2024. These year-over-year increases were primarily driven by legal and consulting expenses incurred in connection with the Company’s operations as a public company. During the six months ended June 30, 2025, professional services expense included recruiting services performed by a third party, in addition to recurring expenses.
Data processing and communication expenses. For the three months ended June 30, 2025, our data processing and communication expenses increased $69 thousand or 10.4%, compared to the three months ended June 30, 2024, driven by higher data processing fees charged by our core provider arising from periodic rate increases, the purchase of various new products, increased costs associated with enhanced information technology (“IT”) functionality, and an increase in core processing expenses incurred by the Trust & Wealth Department on account of growth in managed assets and custody accounts. For similar reasons, our data processing and communication expenses the six months ended June 30, 2025 increased by $140 thousand, or 11.1%.
State franchise taxes. For the three months ended June 30, 2025, our state franchise taxes increased $201 thousand, or 135.8%, compared to the three months ended June 30, 2024, primarily driven by the growth in the Bank’s capital which forms the basis for the tax computation for our Virginia bank franchise taxes. For the six months ended June 30, 2025, our state franchise taxes increased by 99.4% when compared to the six months ended June 30, 2024, for similar reasons.
Occupancy and equipment expenses. For the three and six months ended June 30, 2025, our occupancy and equipment expenses remained relatively unchanged compared to the three and six months ended June 30, 2024.

FDIC and regulatory assessments. For the three months ended June 30, 2025, our FDIC and regulatory assessments expense increased $47 thousand, or 30.3%, due to the growth in the Bank’s assets between the comparative periods. For similar reasons, our FDIC and regulatory expense increased by $82 thousand, or 23.6%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Insurance expenses. For the three and six months ended June 30, 2025, our insurance expenses increased by $93 thousand and $182 thousand, or 155.0% and 151.7%, respectively, compared to the three and six months ended June 30, 2024. The increase was primarily due to increased costs associated with directors and officers insurance, as a result of our operations as a public company.
Directors’ fees. In the three months ended June 30, 2025, our directors’ fees decreased $27 thousand compared to the three months ended June 30, 2024, primarily driven by a decrease in the number of board and committee meetings, compared to the prior year when the Company prepared for its IPO and Reclassification. For similar reasons, our directors’ fees decreased by $42 thousand for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Other operating costs. This segment includes other operating and administrative costs such as marketing and development costs, other vendor and employee costs, postage and printing, office supplies and subscriptions. For the three and six months ended June 30, 2025, the increase in our other operating costs during the period was driven primarily by increased printing costs, which increased $44 thousand and $119 thousand, respectively, compared to the three and six months ended June 30, 2024. The increased printing costs year-over-year was primarily due to an enhanced production and printing process for our Annual Report to Shareholders.
Income Tax Expense
Income tax expense is recorded based on our pre-tax financial income adjusted for nondeductible expenses and tax-exempt income. For the three months ended June 30, 2025, our income tax expense was $1.2 million, representing a decrease of 20.0%, compared to $1.5 million for the three months ended June 30, 2024. The decrease was driven by a reduction in pre-tax earnings, which decreased 20.8% during the comparable period.
For the six months ended June 30, 2025, our income tax expense was $2.6 million, representing an increase of 6.3%, compared to $2.5 million for the six months ended June 30, 2024. The increase was driven by an increase in pre-tax earnings, which increased 5.1% during the comparable period.
Our effective income tax rate was 20.65% for the three months ended June 30, 2025, an increase of 0.20% from 20.45% for the three months ended June 30, 2024. Our effective income tax rate was 20.47% for the six months ended June 30, 2025, an increase of 0.22% from 20.25% for the six months ended June 30, 2024. During 2025, the effective income tax rate increased compared to the corresponding prior periods because pre-tax income increased while tax-exempt income decreased, causing tax-exempt income to comprise a lower proportion of income before taxes.
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

The following table summarizes the amortized cost and weighted average yield of securities as of June 30, 2025 by contractual maturities.

	Balance as of June 30, 2025
	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government and federal agencies
Due in one year or less	$200,694	4.10%	$35,421	1.92%
Due after one year through five years	114,869	3.86%	57,193	1.73%
Due after five years through ten years	1,959	1.50%	22,314	1.79%
Due after ten years	—	—%	2,529	1.77%
	317,522	4.00%	117,457	1.80%
Mortgage backed securities
Due in one year or less	2,614	1.98%	—	—%
Due after one year through five years	—	—%	—	—%
Due after five through ten years	644	2.99%	—	—%
Due after ten years	3,556	2.95%	1,159	4.62%
	6,814	2.58%	1,159	4.62%
Corporate bonds
Due in one year or less	11,922	2.88%	20,792	2.52%
Due after one year through five years	37,049	3.96%	31,559	2.75%
Due after five years through ten years	—	—%	505	2.83%
Due after ten years	496	7.33%	—	—%
	49,467	3.73%	52,856	2.66%
State and municipal securities
Due in one year or less	28,257	3.10%	6,649	2.37%
Due after one year through five years	56,131	2.63%	70,660	2.20%
Due after five years through ten years	14,981	2.10%	39,985	2.36%
Due after ten years	500	3.75%	583	2.59%
	99,869	2.69%	117,877	2.26%
Total securities	$473,672	3.67%	$289,349	2.16%
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

The following table summarizes our securities portfolio by the type of securities as of the dates indicated. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost:

	As of June 30,		As of December 31,
	2025		2024		Change
(dollars in thousands)	$	% of total securities	$	% of total securities	$	%
U.S. government treasuries	$426,193	56.2%	$320,976	48.7%	$105,217	32.8%
U.S. federal agencies securities	7,917	1.0%	7,879	1.2%	38	0.5%
Mortgage backed securities	7,526	1.0%	8,563	1.3%	(1,037)	(12.1%)
Corporate bonds	102,127	13.5%	101,444	15.4%	683	0.7%
State and municipal securities	214,878	28.3%	220,120	33.4%	(5,242)	(2.4%)
Total securities	$758,641	100.0%	$658,982	100.0%	$99,659	15.1%
Total securities. As of June 30, 2025, the carrying value of our debt securities before the allowance for credit losses was $758.6 million, representing an increase of $99.7 million, or 15.1%, compared to $659.0 as of December 31, 2024. The increase was primarily driven by investments of excess cash into U.S. government treasuries.
U.S. government treasuries. U.S. government treasuries represent debt securities backed by the U.S. Treasury or the full faith and credit of the U.S. government and are guaranteed as to the timely payment of interest and principal when held to maturity. As of June 30, 2025, our U.S. government treasuries increased by $105.2 million or 32.8%, compared to December 31, 2024. During the first half of 2025, we invested a portion of our excess cash reserves in short term U.S. Treasury securities that mature during 2025 and 2026.
U.S. federal agencies securities. U.S. federal agencies securities represent obligations issued by U.S. federal government agencies or government-sponsored enterprises that guarantee repayment of principal at maturity. As of June 30, 2025, our U.S. federal agencies securities remained substantially unchanged compared to December 31, 2024.
Mortgage backed securities. Our mortgage backed securities portfolio consists of pass through and agency-issued collateralized mortgage obligations. As of June 30, 2025, our mortgage backed securities decreased by $1.0 million, or 12.1%, compared to December 31, 2024 due to principal repayments. During the period, mortgage backed securities represented 1.0% of our securities portfolio.
Corporate bonds. Corporate bonds are debt obligations issued by companies to raise capital and refinance obligations of the issuer. As of June 30, 2025, our corporate bonds increased by $683 thousand, or 0.7%, compared to December 31, 2024, due to purchases with two- to three-year maturities slightly exceeding bond maturities.
State and municipal securities. State and municipal securities are debt obligations issued by state and local governments. As of June 30, 2025, our state and municipal securities decreased by $5.2 million or 2.4%, compared to December 31, 2024, because the volume of maturities outpaced our bond purchases.
Allowance for Credit Losses — Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type (U.S. government and federal agencies, agency mortgage backed securities, corporate bonds and state and municipal securities). We estimate expected credit losses based on our historical credit loss information as adjusted for current conditions and reasonable and supportable forecasts. Securities issued by the U.S. Treasury or government agencies are not considered to be credit sensitive as they are explicitly or implicitly guaranteed by the U.S. government, and result in expectations of zero credit loss. Accordingly, management’s analysis of credit loss considers only the corporate and municipal segments. Accrued interest receivable on HTM debt securities totaled $1.5 million as of June 30, 2025 and $1.6 million as of December 31, 2024, respectively, and was excluded from the estimate of credit losses.
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
The following table presents an analysis of the allowance for credit losses on securities:

Held to Maturity:	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Allowance for credit losses at the beginning of period	$175	$359	$202	$348
Provision for (recapture of) for credit losses	(31)	(111)	(58)	(100)
Total charge-offs	—	—	—	—
Total recoveries	—	—	—	—
Net (charge-offs) recoveries	—	—	—	—
Allowance for credit losses at end of period	$144	$248	$144	$248

Average HTM debt securities outstanding	$291,668	$308,264	$294,632	$308,311
Total outstanding HTM debt securities at end of each period	289,349	308,217	289,349	308,217
Ratio of allowance to total HTM debt securities outstanding at period end	0.05%	0.08%	0.05%	0.08%
Ratio of nonaccrual HTM securities to total HTM securities outstanding at period end	—%	—%	—%	—%
Ratio of allowance to nonaccrual debt securities at period end	—%	—%	—%	—%

Available for Sale:	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Allowance for credit losses at the beginning of period	$—	$—	$—	$—
Provision for (recapture of) for credit losses	—	—	—	(210)
Total charge-offs	—	—	—	—
Total recoveries	—	—	—	210
Net (charge-offs) recoveries	—	—	—	210
Allowance for credit losses at end of period	$—	$—	$—	$—

Average AFS debt securities outstanding	$455,483	$252,048	$425,019	$254,388
Total outstanding AFS debt securities at end of each period	469,292	292,770	469,292	292,770
Ratio of allowance to total AFS debt securities outstanding at period end	—%	—%	—%	—%
Ratio of nonaccrual AFS securities to total AFS securities outstanding at period end	—%	—%	—%	—%
Ratio of allowance to nonaccrual debt securities at period end	—%	—%	—%	—%
During the six months ended June 30, 2024, we received proceeds totaling $210 thousand for a corporate bond previously written off and recorded a recovery of credit losses. There was no further activity related to the AFS allowance for credit losses in 2024, and no activity in 2025.

The following table presents the allocation of the allowance for credit losses on our HTM securities portfolios by segment. There was no ACL established for the AFS portfolio as of the indicated period ends.

	As of June 30,		As of December 31,
	2025		2024
Balance at the end of each period (dollars in thousands)	Amount	% to total HTM bonds	Amount	% to total HTM bonds
U.S. government and federal agencies	$—	—%	$—	—%
Mortgage backed securities	—	—%	—	—%
Corporate	114	0.04%	171	0.06%
State and municipal	30	0.01%	31	0.01%
Total	$144	0.05%	$202	0.07%
The following tables present the allocation of the net charge offs within the AFS securities portfolio by segment.

	Three Months Ended June 30,
	2025			2024
(dollars in thousands)	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding
U.S. government and federal agencies	$—	$304,543	—%	$—	$95,069	—%
Mortgage backed securities	—	6,494	—%	—	8,202	—%
Corporate	—	49,531	—%	—	50,648	—%
State and municipal	—	94,916	—%	—	98,130	—%

	Six Months Ended June 30,
	2025			2024
(dollars in thousands)	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding
U.S. government and federal agencies	$—	$274,940	—%	$—	$93,879	—%
Mortgage backed securities	—	6,823	—%	—	8,344	—%
Corporate	—	46,572	—%	210	52,894	0.08%
State and municipal	—	96,685	—%	—	99,271	—%

Loan Portfolio
Our loan portfolio consists of mortgage, commercial, and consumer loans. A substantial portion of our loan portfolio is represented by residential real estate and commercial real estate loans throughout the Washington, D.C. metropolitan area. The ability of our debtors to honor their contracts is dependent upon a number of factors, including the real estate market and general economic conditions in this area, as described in the “Risk Factors” section of our Form 10-K.

The following table summarizes our loan portfolio by the type of loans as of the dates indicated:

	As of June 30,		As of December 31,
	2025		2024		Change
(dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	$	%
Commercial real estate	$52,540	18.3%	$53,480	17.1%	$(940)	(1.8%)
Commercial	5,023	1.7%	27,883	8.9%	(22,860)	(82.0%)
Residential real estate, closed-end	210,426	73.1%	210,730	67.2%	(304)	(0.1%)
Other consumer loans	19,824	6.9%	21,194	6.8%	(1,370)	(6.5%)
Total	$287,813	100.0%	$313,287	100.0%	$(25,474)	(8.1%)

As of June 30, 2025, our total loans decreased by $25.5 million or 8.1%, compared to December 31, 2024. The decrease reflects: cyclical principal curtailments in commercial loans from political organization borrowers; the strategic reduction in our commercial real estate lending, specifically reducing our non-owner occupied office loans, to reduce our exposure to this sector; and decreases in the commercial non-real estate and consumer portfolios.
Commercial real estate loans. Commercial real estate loans are generally long-term loans secured by a commercial property that is either owner-occupied or investor owned. This category also includes commercial construction loans and multifamily residential property loans. Management has strategically allowed a decline in the commercial real estate portfolio, specifically within the non-owner occupied office loans sector, which decreased 50.0% from December 31, 2024. Rising interest rates have increased the cost of borrowing and remote work trends continue to be a concern. These factors negatively impact the value of commercial properties, making commercial real estate loans less attractive. As of June 30, 2025, our commercial real estate loans decreased by $940 thousand, or 1.8%, compared to December 31, 2024.
As of June 30, 2025, our commercial real estate portfolio included owner-occupied and non-owner-occupied commercial real estate loans and were concentrated in certain sectors and in the Washington, D.C. metropolitan area:
•Owner-Occupied vs. Non-Owner-Occupied Properties: Our commercial real estate loans include both owner-occupied and non-owner-occupied properties. As of June 30, 2025 and December 31, 2024, we had $17.9 million and $18.7 million, respectively, in owner-occupied loans and $34.6 million and $34.8 million, respectively, in non-owner-occupied loans. Non-owner-occupied properties depend on rental income for repayment. Factors such as market conditions, tenant defaults, and vacancies could reduce cash flow from these properties, leading to increased delinquencies and potential losses.
•Sector Concentration: Our commercial real estate loan portfolio is concentrated in the office, retail, multifamily, and hotels sectors. As of June 30, 2025, our non-owner-occupied office loans totaled $3.2 million, retail loans totaled $12.5 million, multifamily loans totaled $11.7 million, and hotel loans totaled $3.9 million. At December 31, 2024, our non-owner occupied office loans totaled $6.4 million, retail loans totaled $12.8 million, multifamily loans totaled $7.4 million, and hotel loans totaled $4.0 million.
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
Commercial. Commercial loans, consisting of commercial and industrial (C&I) term loans or lines of credit exhibit cyclicality as a percentage of our loan portfolio due to the involvement of political organizations in this segment. C&I loans include unsecured or UCC secured lending, accounts receivable, equipment financing loans or working capital loans. As of June 30, 2025, our commercial loans decreased by $22.9 million, or 82.0%, compared to December 31, 2024. The decline was primarily due to several large principal curtailments from political organizations, which are consistent with prior cycles, as well as a large payoff by a commercial borrower in the commercial real estate services sector late in the second quarter.
Residential real estate loans, closed-end. Single family (1-4 units) residential mortgage loans are primarily secured by owner-occupied primary and secondary residences and are “closed-end” mortgage loans, which means that the loan amount is fixed at the outset and repaid over a set term without the ability to re-borrow. While the balance of our residential real estate loans as of June 30, 2025 decreased by $304 thousand, or 0.1%, compared to December 31, 2024 reflecting runoff through amortization and limited new portfolio originations, our residential real estate loans make up a greater share of our total loans as compared to December 31, 2024, increasing from 67.2% to 73.1%.
Other consumer loans. Other consumer loans include residential construction loans, revolving loans secured by residential properties, commonly known as home equity lines of credit (“HELOCs”), and loans made directly to individuals for non-business purposes which may be secured or unsecured. As of June 30, 2025, other consumer loans decreased by $1.4 million, or 6.5%, from December 31, 2024, driven primarily by borrowers repaying balances on their HELOCs. The following table presents the components of other consumer loans:

	As of June 30,	As of December 31,
(dollars in thousands)	2025	2024
Residential construction loans	$2,337	$1,806
HELOCs	14,681	16,373
Consumer secured	2,433	2,428
Consumer unsecured	373	587
Total consumer loans	$19,824	$21,194
Loan Maturity and Sensitivity to Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of the loans may differ from the maturities reflected below because consumer borrowers and some commercial borrowers have the right to prepay obligations with or without prepayment penalties. As of June 30, 2025, variable rate loans, which include floating and adjustable rate structures, comprised 69.1% of our loan portfolio. Our variable rate loans primarily consist of adjustable residential real estate loans with initial fixed-rate periods of three, five, seven or ten years, which, depending on the loan program, reprice every one, three, or five years after the initial fixed-rate period. Variable rate loans provide a better match against our deposit liabilities and reduce our interest rate risk.
The following table details maturities and sensitivity to interest rate changes for our loan portfolio as of June 30, 2025, and the contractual maturity and interest-rate profile of our loan portfolio:

At June 30, 2025	Remaining Contractual Maturity Held for Investment
(dollars in thousands)	One year or less	After one year through five years	After five years and through fifteen years	After fifteen years	Total
Fixed rate loans:
Commercial real estate	$1,014	$18,076	$25,011	$—	$44,101
Commercial	—	1,346	8	—	1,354
Residential real estate, closed-end	462	1,241	33,009	7,067	41,779
Other consumer loans	250	2,038	—	—	2,288
Total fixed rate loans	$1,726	$22,701	$58,028	$7,067	$89,522
Variable rate loans:
Commercial real estate	$5	$216	$8,041	$177	$8,439
Commercial	2,832	37	800	—	3,669
Residential real estate, closed-end	698	1,071	6,009	160,869	168,647
Other consumer loans	3,222	5,753	6,999	1,562	17,536
Total variable rate loans	$6,757	$7,077	$21,849	$162,608	$198,291
Total loans	$8,483	$29,778	$79,877	$169,675	$287,813
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
We have exposures to certain categories of loans that we believe represent relatively higher credit risk, such as commercial real estate loans. To manage our exposures to these loans, we generally seek low loan-to-value ratios, strong debt service coverage ratios, and conduct borrower credit assessments in accordance with our internal policies. To manage our exposure to commercial real estate, we have set specific concentration limits for commercial real estate loans by property type, and our policy is to monitor these limits quarterly. Our risk management practices include annual internal reviews of commercial mortgages with balances over $500 thousand, focusing on early warning signs like payment delinquencies, property performance, and borrower financial condition. We also engage a third party to conduct an external loan review of the loan portfolio annually. Additionally, we perform quarterly stress tests on our loan portfolio, including the commercial real estate segment, to assess the potential impact of adverse economic conditions. In response to the inherent risks in higher-risk segments like commercial real estate, we may increase our loan loss reserves to mitigate potential losses due to changing market conditions.
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
As of June 30, 2025 and December 31, 2024, based on our internal classifications, we did not identify any assets that met our criteria for classification as non-performing assets or OREO.
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
The following table presents an analysis of the allowance for credit losses:

	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Allowance for credit losses at the beginning of period	$4,476	$4,324	$4,514	$4,319
Provision for (recapture of) credit losses	(283)	13	(321)	18
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses at end of period	$4,193	$4,337	$4,193	$4,337

Average loans held for investment outstanding	$294,470	$302,982	$301,542	$302,951
Total loans outstanding at end of each period	287,813	304,715	287,813	304,715
Ratio of allowance to total loans outstanding at period end	1.46%	1.42%	1.46%	1.42%
Ratio of nonaccrual loans to total loans outstanding at period end	—%	—%	—%	—%
Ratio of allowance to nonaccrual loans at period end	—%	—%	—%	—%

The following table presents the allocation of the allowance for credit losses:

	As of June 30,		As of December 31,
	2025		2024
(dollars in thousands)	Amount	% of total loans	Amount	% of total loans
Commercial real estate	$1,307	0.46%	$1,140	0.36%
Commercial	88	0.03%	483	0.15%
Residential real estate	2,560	0.89%	2,644	0.84%
Other consumer loans	238	0.08%	247	0.08%
Total	$4,193	1.46%	$4,514	1.44%
The allocations of the allowance between loan segments did not vary significantly during the periods presented. However, we note a modest migration of applied allowances from the commercial non-real estate segment as of December 31, 2024 to the commercial real estate segment as of June 30, 2025. This migration was caused by a decline in the commercial portfolio’s outstanding balance and an increase in the qualitative risk assessment applicable to the commercial real estate segment.
There were no loan charge-offs for the interim period ended June 30, 2025 or the year ended December 31, 2024. As a result, the ratio of loan charge-offs to average loans outstanding was 0.00% for all reported periods.

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
We are a member of the IntraFi® Cash Services network, which allows our deposit clients to enroll in the ICS® program. This program is designed to provide our clients with access to FDIC insurance beyond the standard maximum deposit insurance amount at a single insured depository institution. For accounts enrolled in this service, we select whether each account should be in a reciprocal position or a one-way sell position. A reciprocal position means that we receive an equal amount of network deposits for our enrolled accounts, and those deposits are reflected on our balance sheet. If we elect to receive reciprocal deposits, we are required to pay a fee to IntraFi® equal to our reciprocal deposits balances multiplied by an annualized rate of 0.125% as of June 30, 2025. Conversely, we do not receive reciprocal network funding when accounts are positioned as One-Way Sell®, and therefore the deposits are not reported on the balance sheet. For deposits placed at other participating banks as One-Way Sell® deposits, we receive deposit placement services income, which is inversely related to the interest rate on the deposit account, meaning that we receive less deposit placement services income for placing deposits with a higher interest rate.
During periods of increased political organization deposits, which typically occur in connection with election cycles, we may adjust the positioning of certain accounts enrolled in the ICS® program. These adjustments can include changing some accounts from a reciprocal position to a One-Way Sell® position, which affects whether and how these deposits are reflected on our balance sheet. These adjustments are part of our overall asset and liability management strategy, which aims to maintain appropriate balance sheet metrics in accordance with regulatory guidelines and our risk management policies. As of June 30, 2025, our balance sheet reflected $170.7 million of reciprocal ICS® deposits. Excess deposits totaling $121.2 million as of June 30, 2025 were placed at other participating banks as One-Way Sell® deposits. Our deposit placement services income was $159 thousand and $292 thousand, respectively, for the three and six months ended June 30, 2025. If we were to convert some or all of these deposits into reciprocal deposits, bringing them back onto our balance sheet, we would expect to receive interest income by investing these deposits, but our deposit placement services income would decline and our interest on deposits, FDIC and regulatory assessments and the fee we pay to IntraFi® would increase.
Our participation in the ICS® network is subject to certain terms and conditions, and there can be no assurances that we will be able to participate in the ICS® network in the future. As of June 30, 2025, the terms and conditions for participation in the ICS® network include a $285.0 million limit on the amount of each participating client’s ICS® deposits that may be placed at other banks within the ICS® network, a $3.5 billion and $6.5 billion limit on the maximum amount of savings account deposits and demand account deposits, respectively, that a bank may place at other banks as reciprocal deposits, and a $10.0 billion limit on the maximum amount of deposits that a bank may place at other banks as One-Way Sell® deposits. The terms and conditions also include limitations on a bank’s ability to receive reciprocal deposits, place One-Way Sell® deposits, or receive One-Way Buy® deposits if the bank is not “well capitalized” under the applicable federal banking regulations.
We are subject to various fees associated with the placement and management of deposits within the ICS® network, as outlined in the IntraFi® Participating Institution Agreement. When we elect to receive reciprocal deposits, which are network deposits that are matched with equivalent funds placed by other participating institutions, we incur an “IntraFi Placement Fee.” As of June 30, 2025, the annualized rate for this fee was 0.125%, which is applied to the reciprocal deposits balance to determine the amount of the fee incurred. This fee increases our overall operating expenses, impacting our net income.
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
Although political organization balances have historically tended to rebuild gradually in the quarters following a federal election, the timing and concentration of deposit inflows and outflows during the first half of 2025 differed from prior cycles. At March 31, 2025, three political organization accounts each held more than 5% of total consolidated deposits. In aggregate, those three accounts totaled $472.0 million and represented 30.1% of consolidated total deposits. The Company treated these inflows as potentially temporary and maintained the balances in cash reserves held at the Federal Reserve and short-term U.S. Treasury securities that matured during the quarter.
On April 15, 2025, the Company experienced outflows of approximately $506.5 million across six political organization accounts, including the three that exceeded the 5% threshold at March 31, 2025. Following these outflows, total consolidated deposits were $1.1 billion at the close of that day. The resulting reduction in average balances contributed to the quarter-over-quarter decrease in net interest income.
Despite early-quarter outflows, deposit levels increased during the remainder of the quarter. Total consolidated deposits rose by $179.8 million between April 15, 2025 and June 30, 2025, ending the quarter at $1.3 billion. As of June 30, 2025, two political organization accounts individually exceeded 5% of total consolidated deposits.
The following table presents the types of deposits compared to total deposits for the periods indicated:

	As of June 30, 2025		As of December 31, 2024		Change
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits	$	%
Noninterest-bearing	$894,968	69.8%	$913,379	73.1%	$(18,411)	(2.0%)
Savings, interest-bearing and money market accounts	376,961	29.4%	324,845	26.0%	52,116	16.0%
Time, $250 and over	5,032	0.4%	6,510	0.5%	(1,478)	(22.7%)
Other time	4,954	0.4%	5,201	0.4%	(247)	(4.8%)
Total	$1,281,915	100.0%	$1,249,935	100.0%	$31,980	2.6%
The $52.1 million, or 16.0% increase in savings, interest-bearing, and money market accounts from December 31, 2024 to June 30, 2025 was primarily the result of increased ICS® reciprocal deposits being held on the Company’s balance sheet. The ICS® reciprocal deposits increased from $130.3 million at December 31, 2024 to $170.7 million at June 30, 2025.
The following table presents the average balances and average rates paid for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$890,971	0.00%	$926,289	0.00%	$995,388	0.00%	$848,719	0.00%
Savings, interest-bearing checking and money market accounts	351,742	1.03%	209,463	1.37%	338,454	1.02%	228,616	1.24%
Time, $250 and over	5,385	2.80%	8,040	2.90%	5,806	2.78%	8,664	2.95%
Other time	5,037	2.48%	5,988	2.92%	5,121	2.55%	6,270	2.90%
Total average deposits	$1,253,135	0.31%	$1,149,780	0.29%	$1,344,769	0.28%	$1,092,269	0.30%
FDIC deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. We estimate total uninsured deposits were $822.4 million and $857.8 million as of June 30, 2025 and December 31, 2024, respectively, representing approximately 64.2% and 68.6% of our deposit portfolio as of June 30, 2025 and December 31, 2024, respectively.

The maturity profiles of our uninsured time deposits, those deposits that exceed the FDIC insurance limit, as of June 30, 2025 are as follows:

(dollars in thousands)	Three Months or Less	More than Three Months to Twelve Months	More than Twelve Months to Three Years	More than Three years	Total
Time deposits, uninsured	$2,588	$2,444	$—	$—	$5,032
Borrowings
The Bank has several supplementary funding sources, including a secured line of credit with the FHLB and various available secured and unsecured lines of credit with correspondent banks.
Federal Home Loan Bank Advance. The Bank has a secured line of credit with the FHLB, which is renewed annually in December, and which requires the Bank to pledge collateral to establish credit availability. The Bank has historically pledged single-family residential real estate loans within the Bank’s loan portfolio to establish credit availability. As of June 30, 2025 and December 31, 2024, the secured line of credit had no collateral pledged and therefore no available or outstanding balance.
Federal Reserve Bank Discount Window. The Bank also maintains eligibility for a secured line of credit with the Federal Reserve Bank of Richmond (“FRB”). To establish credit availability, the Bank will typically pledge securities. At June 30, 2025 and December 31, 2024, the Bank had not pledged any collateral to the FRB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
Federal Funds Lines of Credit. The Bank also maintains access to unsecured federal funds purchase lines of credit with:
•Pacific Coast Bankers’ Bank: $50.0 million, maturing June 30, 2026
•First National Bankers’ Bank: $10.0 million, maturing June 30, 2026
•Community Bankers’ Bank: $8.0 million, maturing March 12, 2026
These federal funds lines renew annually, and balances may remain outstanding for periods ranging from 10 to 90 consecutive days. The use of these credit facilities is contingent upon compliance with specified financial conditions and covenants.
As of June 30, 2025 and December 31, 2024, the Bank had no outstanding balances under these federal funds purchase lines.
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
The contractual amounts of financial instruments with off-balance sheet commitments are as follows:

	As of June 30,	As of December 31,
(dollars in thousands)	2025	2024
Commitments to grant loans	$6,569	$408
Credit card lines	1,062	762
Unfunded commitments under lines of credit	22,248	22,230
Standby letters of credit	3,170	4,491

Commitments to grant loans increased from December 31, 2024 to June 30, 2025, primarily due to residential real estate loans which were in the process of origination at June 30, 2025. Credit card lines increased by $300 thousand, or 39.4% during the period, due to growth in the business credit card program. Unfunded commitments under lines of credit stayed relatively consistent from December 31, 2024 to June 30, 2025. Standby letters of credit decreased $1.3 million, or 29.4%.
For information regarding the arrangement related to the ICS® network and related One-Way Sell® deposits, see “— Deposits” above.
Liquidity and Capital Management
Liquidity Management
Liquidity refers to our capacity to meet cash and collateral obligations in a timely manner. Maintaining appropriate levels of liquidity depends on our ability to address both expected and unexpected cash flows and collateral needs while aiming to avoid adverse effects on our daily operations or the financial condition of the Bank. Effective liquidity management is considered essential to our business model, as deposits, which can generally be withdrawn on demand, form a primary source of our funding. See “— Financial Condition — Deposits” for more information regarding fluctuations in our deposit base. We employ various strategies intended to manage liquidity. Our account at the Federal Reserve, which held approximately $364.8 million as of June 30, 2025, serves as a primary source of liquidity for daily and ongoing activities. We also maintain additional supplemental sources of liquidity, as discussed below. For regulatory reporting purposes, the liquidity ratio is typically calculated as the sum of our cash and cash equivalents plus unpledged securities classified as investment grade divided by total liabilities. Based on this calculation method, as of June 30, 2025 and December 31, 2024, our reported liquidity ratios were 88.21% and 85.13%, respectively. As of June 30, 2025, we had $121.2 million in One-Way Sell® deposit accounts through the ICS® platform that could be converted to a reciprocal position in order to provide additional near-term liquidity. It is important to note that these ratios and amounts are point-in-time measurements and may not be indicative of future liquidity positions.
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
Management estimates that up to 64.2% of deposits were uninsured as of June 30, 2025. To obtain FDIC insurance for deposits exceeding the $250 thousand threshold, some clients enroll in the ICS®, which is described in greater detail under “— Deposits” above. As of June 30, 2025, deposit balances totaling $291.8 million were enrolled in the ICS® program. $121.2 million these deposits were positioned as One-Way Sell® deposits and are therefore not reflected on the balance sheet. The Bank has the flexibility to convert these One-Way Sell® deposits into reciprocal deposits, which would then appear on the balance sheet. To fund the outflow of deposits during phases of the federal election cycle when campaigns and committees are actively spending, management will rely on the Bank’s cash balances at the Federal Reserve and conversion of One-Way Sell® accounts to reciprocal as its primary sources of liquidity. Similar to other deposits, depositors may withdraw their One-Way Sell® deposits at any time, which could impact the volume of One-Way Sell® deposits available for conversion to reciprocal.
In addition to the primary sources of liquidity discussed above, we maintain secured lines of credit with the FHLB and the Federal Reserve Discount Window, for which we can borrow up to the allowable amount of pledged collateral. The Bank can advance FHLB funds of up to 25% of assets as reported in its latest Call Report, which the Bank files with the FFIEC on a quarterly basis, using pledged collateral such as qualifying mortgages and investment securities. Based on the June 30, 2025 Call Report, 25% of total assets equates to credit availability of $361.3 million. As of June 30, 2025, we had no collateral pledged or outstanding balance with the FHLB or Federal Reserve.
The Bank has access to additional unsecured funding through its account with ICS®. The Bank can request funding of up to 10% of total assets, which equates to $144.5 million as of the Bank’s June 30, 2025 Call Report, in a One-Way

Buy® of daily maturing or term deposit products. Requesting One-Way Buy® deposits requires us to submit a bid including the rate we are willing to pay for the deposits, and such request may be fulfilled in whole, in part, or not at all. If demand for One-Way Buy® deposits is high, then the rate required to successfully bid for One-Way Buy® deposits would be expected to increase, and so One-Way Buy® deposits may be a less reliable source of liquidity. As of June 30, 2025, there was no outstanding balance.
The Bank maintains unsecured lines of credit with three correspondent banks that provide combined availability of $68.0 million. There were no outstanding balances as of June 30, 2025 or December 31, 2024.
As an intermediate source of liquidity, we may sell AFS securities or allow AFS and HTM securities to mature without reinvestment in the securities portfolio. As of June 30, 2025, our AFS securities portfolio had a fair value of $469.3 million, and our total AFS and HTM debt securities portfolio had an amortized cost of $763.0 million, including $306.3 million of bonds maturing within a year and $367.5 million of bonds maturing between one and five years. Our bond portfolio is structured to provide liquidity when management anticipates it will be needed, and a portion of our AFS bonds are invested in liquid investments like U.S. Treasury securities. In the event liquidity is needed from the bond portfolio, management will take into consideration a number of factors when determining which investments to sell. Variables include the marketability of the bonds, current prices and estimated losses, and other factors.
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
Stockholders’ equity as of June 30, 2025 was $156.9 million, an increase of $12.7 million compared to $144.2 million as of December 31, 2024. Net income for the six months ended June 30, 2025 contributed $10.2 million to the increase in stockholders’ equity. The remaining change was due to a $2.5 million decrease in accumulated other comprehensive loss during the six months ended June 30, 2025, primarily reflecting an improvement in the market value of the AFS securities portfolio.
Book value per share as of June 30, 2025 and December 31, 2024 was $23.92 and $21.98, respectively. The increase between periods is primarily the result of earnings. The remaining increase is due to the improvement in the market value of the AFS securities portfolio which caused the accumulated other comprehensive loss to decline.
Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of June 30, 2025 and December 31, 2024, respectively, 55.2% and 52.4% of the Bank’s total assets were invested in such zero-risk assets. The tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as tier 1 capital divided by total average assets for the quarter.
The Bank’s capital level is characterized as “well capitalized” under the Basel III Capital Rules. A summary of the Bank’s regulatory capital ratios, and minimum requirement to be considered “well capitalized” are presented below:

					Well- capitalized requirement
	June 30, 2025		December 31, 2024
($ in thousands)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital ratio	$154,756	41.37%	$131,750	32.94%	10.00%
Tier 1 risk-based capital ratio	150,419	40.21%	127,034	31.76%	8.00%
Common equity tier one risk-based capital ratio	150,419	40.21%	127,034	31.76%	6.50%
Tier 1 leverage ratio	150,419	10.59%	127,034	9.57%	5.00%
During periods of growth in deposits due to seasonality, our assets could reach a level that would require the Bank to control the level of these deposits or require the Company to obtain additional capital to maintain a Tier 1 leverage ratio that exceeds our internal regulatory capital policies or targets and satisfies regulatory requirements. We use the ICS® network to help manage our Tier 1 leverage ratio by moving certain deposit accounts off our balance sheet by placing the deposits at other banks as One-Way Sell® deposits. As of June 30, 2025, our deposits enrolled in the ICS® program in a One-Way Sell® position totaled $121.2 million.
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
We had a total one-year cumulative gap in rate-sensitive assets and rate-sensitive liabilities of $558.7 million and $616.5 million as of June 30, 2025 and December 31, 2024, respectively, indicating that, overall, our assets will reprice before our liabilities. Generally, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, decreasing interest rates could reduce net interest income and increasing interest rates could increase net interest income.
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

Change in interest rates (ramped)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2025	(16.94%)	(12.63%)	(8.35%)	(4.14%)	4.18%	8.44%	12.51%	16.74%
December 31, 2024	(18.05%)	(13.46%)	(8.98%)	(4.55%)	4.45%	8.93%	13.37%	17.91%

Change in interest rates (immediate)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2025	(39.69%)	(29.77%)	(19.66%)	(9.71%)	9.51%	19.11%	28.80%	38.27%
December 31, 2024	(48.48%)	(36.12%)	(23.86%)	(11.92%)	11.80%	23.50%	35.42%	47.20%
The results show that we are asset-sensitive, further indicating that we can expect net interest income to increase as rates rise and to decrease as rates decline. See “Risk Factors — Changes in interest rates may adversely affect our earnings and financial condition.” in our Form 10-K. Interest rates do not normally move all at once or evenly over time, but this analysis assists in our understanding of the potential direction and magnitude of net interest income changes due to changing interest rates.
The following table illustrates the results of our interest rate risk analysis in simulating the change in fair value of equity as of the indicated dates.

Change in interest rates	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2025	(3.96%)	(2.09%)	(0.51%)	(0.02%)	0.16%	0.32%	0.71%	1.20%
December 31, 2024	(5.48%)	(3.37%)	(1.72%)	(1.19%)	0.36%	0.68%	1.32%	2.12%
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

CHAIN BRIDGE BANCORP, INC.

Dated: August 12, 2025	By:	/s/ John J. Brough
	Name:	John J. Brough
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 12, 2025	By:	/s/ Joanna R. Williamson
	Name:	Joanna R. Williamson
	Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)