Form 10-Q
period 2025-09-30
CHAIN BRIDGE BANCORP INC
filed 2025-11-07
CIK 1392272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒
As of November 6, 2025, the registrant had outstanding 3,210,437 shares of Class A Common Stock, par value $0.01 per share and 3,351,380 shares of the registrant's Class B Common Stock, par value $0.01 per share.

INDEX OF DEFINED TERMS AND ACRONYMS

ACL	Allowance for Credit Losses
AFS	Available for Sale
AI	Artificial Intelligence
ALCO	Asset Liability Investment Committee of the Board of Directors of Chain Bridge Bank, N.A.
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
AUA	Assets Under Administration
AUC	Assets Under Custody
AUM	Assets Under Management
Bank	Chain Bridge Bank, N.A.
Board or Board of Directors	The Board of Directors of Chain Bridge Bancorp, Inc.
bps	Basis points, defined as one hundredth of one percentage point
Call Report	The Federal Financial Institutions Examination Council (“FFIEC”) Consolidated Reports of Condition and Income, which the Bank files with the FFIEC on a quarterly basis
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
Chain Bridge, CBNA, the Company, we, us, our	Chain Bridge Bancorp, Inc., and its Subsidiaries
Class A common stock	Our Class A common stock, par value $0.01 per share
Class B common stock	Our Class B common stock, par value $0.01 per share
Common stock	Our Class A common stock and our Class B common stock
CRE	Commercial real estate
DGCL	Delaware General Corporation Law
EPS	Earnings per share
FASB	Financial Accounting Standard Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve System, the Board of Governors of the Federal Reserve System, or the Federal Reserve Bank of Richmond, Virginia
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
Fitzgerald Family	Collectively, the lineal descendants of Gerald Francis Fitzgerald, deceased, and Marjorie Gosselin Fitzgerald, their spouses or surviving spouses, children, and grandchildren, and the spouses of their children and grandchildren. These persons include, but are not limited to, Peter Gosselin Fitzgerald, Gerald Francis Fitzgerald, Jr., James Gosselin Fitzgerald, Thomas Gosselin Fitzgerald, Julie Fitzgerald Schauer, Thomas Gosselin Fitzgerald, Jr., Andrew James Fitzgerald, and Lauren Fitzgerald Peterson
FRB	Federal Reserve Bank of Richmond
GAAP	Generally Accepted Accounting Principles
HTM	Held to Maturity
ICS®	IntraFi Cash Service®
IPO	Initial Public Offering
IT	Information Technology
N/A	Not Applicable
NM	Not Meaningful (Comparisons of positive and negative values or to zero values are considered not meaningful)
OCC	Office of the Comptroller of the Currency
Old common stock	Our common stock, par value $1.00 per share, prior to the Reclassification

Political organizations	Campaign committees; party committees; separate segregated funds (including trade association political action committees (“PACs”) and corporate PACs); non-connected committees (including independent expenditure-only committees (“Super PACs”), committees maintaining separate accounts for direct contributions and independent expenditures (“Hybrid PACs”), and committees other than authorized campaign committees, or those affiliated with such committees that are maintained or controlled by a candidate or federal officeholder (collectively, “Leadership PACs”)); and other tax-exempt organizations under Section 527 of the Internal Revenue Code
Reclassification	The reclassification of each outstanding share of our old common stock into 170 shares of Class B common stock
Return on average risk-weighted assets	Return on average risk-weighted assets is calculated as net income divided by average risk-weighted assets. Average risk-weighted assets are calculated using the last five quarter ends.
RWA	Risk-weighted assets
SEC	United States Securities and Exchange Commission
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital, and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Transaction accounts	As defined in the instructions for the Call Report

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” included in our Annual Report on Form 10-K dated December 31, 2024 (our “Form 10-K”), as filed with the U.S. Securities and Exchange Commission in accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, on March 21, 2025. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also affect our forward-looking statements.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q. And while we believe such information provides a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements. Past performance is not a guarantee of future results or returns and no representation or warranty is made regarding future performance. Accordingly, such forward-looking statements should be read together with our Risk Factors and other cautionary statements contained in our SEC filings.

Part I - Financial Information
Item 1. Financial Statements

Chain Bridge Bancorp, Inc. and Subsidiary Consolidated Balance Sheets (Dollars in thousands, except per share data) (unaudited)
	September 30, 2025	December 31, 2024[1]
Assets
Cash and due from banks	$6,628	$3,056
Interest-bearing deposits in other banks	389,055	407,683
Total cash and cash equivalents	395,683	410,739
Securities available for sale, at fair value	547,769	358,329
Securities held to maturity, at carrying value, net of allowance for credit losses of $133 and $202, respectively (fair value of $271,139 and $278,951, respectively)	283,780	300,451
Equity securities, at fair value	542	515
Restricted securities, at cost	3,383	2,886
Loans held for sale	—	316
Loans, net of allowance for credit losses of $4,110 and $4,514, respectively	279,974	308,773
Premises and equipment, net of accumulated depreciation of $7,639 and $7,285, respectively	12,063	9,587
Accrued interest receivable	7,082	4,231
Other assets	4,079	5,297
Total assets	$1,534,355	$1,401,124
Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$944,838	$913,379
Savings, interest-bearing checking and money market accounts	410,280	324,845
Time, $250 and over	4,781	6,510
Other time	4,641	5,201
Total deposits	1,364,540	1,249,935
Accrued interest payable	26	46
Accrued expenses and other liabilities	6,693	6,897
Total liabilities	1,371,259	1,256,878
Commitments and contingencies
Stockholders’ equity
Preferred Stock:
No par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock:
$0.01 par value, 20,000,000 shares authorized, 3,198,027 and 3,049,447 shares issued and outstanding, respectively	32	30
Class B Common Stock:
$0.01 par value, 10,000,000 shares authorized, 3,363,790 and 3,512,370 shares issued and outstanding, respectively	33	35
Additional paid-in capital	74,785	74,785
Retained earnings	92,534	77,641
Accumulated other comprehensive loss	(4,288)	(8,245)
Total stockholders’ equity	163,096	144,246
Total liabilities and stockholders’ equity	$1,534,355	$1,401,124
See Notes to Consolidated Financial Statements.
1 Derived from audited consolidated financial statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and dividend income
Interest and fees on loans	$3,251	$3,445	$10,195	$10,115
Interest and dividends on securities, taxable	5,637	3,573	15,519	9,312
Interest on securities, tax-exempt	275	284	836	863
Interest on interest-bearing deposits in banks	4,271	7,366	14,390	15,568
Total interest and dividend income	13,434	14,668	40,940	35,858
Interest expense
Interest on deposits	1,158	813	3,022	2,437
Interest on short-term borrowings	—	209	—	409
Total interest expense	1,158	1,022	3,022	2,846
Net interest income	12,276	13,646	37,918	33,012
Provision for (recapture of) credit losses
Recapture of loan credit losses	(83)	(131)	(404)	(113)
Provision for (recapture of) securities credit losses	(11)	13	(69)	(297)
Total recapture of credit losses	(94)	(118)	(473)	(410)
Net interest income after provision for (recapture of) credit losses	12,370	13,764	38,391	33,422
Noninterest income
Trust and wealth management	355	243	930	669
Service charges on accounts	250	376	751	1,008
Deposit placement services	174	2,464	466	5,617
Gain on sale of mortgage loans	28	13	55	25
Loss on sale of securities	—	(65)	—	(65)
Other income	40	49	169	104
Total noninterest income	847	3,080	2,371	7,358
Noninterest expenses
Salaries and employee benefits	4,524	4,280	13,062	11,553
Data processing and communication expenses	767	669	2,166	1,928
Professional services	555	1,206	2,249	2,154
Occupancy and equipment expenses	267	236	776	748
State franchise taxes	251	253	951	604
FDIC and regulatory assessments	198	212	628	560
Insurance expenses	151	61	453	181
Directors fees	142	191	432	523
Other operating expenses	467	324	1,335	927
Total noninterest expenses	7,322	7,432	22,052	19,178
Net income before taxes	5,895	9,412	18,710	21,602
Income tax expense	1,193	1,925	3,817	4,393
Net income	$4,702	$7,487	$14,893	$17,209
Earnings per common share, basic and diluted[2]	$0.72	$1.64	$2.27	$3.77
See Notes to Consolidated Financial Statements.
2 Share information for the prior year periods gives effect to the Reclassification. During all periods presented, the number of basic and diluted weighted average shares are the same because there were no potentially dilutive instruments. Except in regard to voting and conversion rights, the rights of Class A Common Stock and Class B Common Stock are identical, and the classes rank equally and share ratably with regard to all other matters. Each share of Class B Common Stock is convertible at any time into one share of Class A Common Stock.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$4,702	$7,487	$14,893	$17,209
Other comprehensive income:
Unrealized holding gains on securities available for sale	1,557	3,972	4,171	4,439
Income tax expense related to above unrealized gain item	(327)	(834)	(876)	(932)
Amortization of unrealized holding losses on securities available for sale, transferred to held to maturity	274	220	838	793
Income tax expense related to the above amortization	(58)	(46)	(176)	(166)
Reclassification adjustment for losses included in net income	—	65	—	65
Income tax expense related to above reclassification item	—	(14)	—	(14)
Other comprehensive income, net of tax	1,446	3,363	3,957	4,185
Comprehensive income	$6,148	$10,850	$18,850	$21,394
See Notes to Consolidated Financial Statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(unaudited)

	Common Stock [3]
	Class A Shares Outstanding		Class B Shares Outstanding	Total Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	$—		$46	$46	$38,264	$56,692	$(11,565)	$83,437
Net income	—		—	—	—	3,917	—	3,917
Other comprehensive income	—		—	—	—	—	235	235
Issuance of common stock	—		—	—	12	—	—	12
Balance at March 31, 2024	$—		$46	$46	$38,276	$60,609	$(11,330)	$87,601
Net income	—		—	—	—	5,805	—	5,805
Other comprehensive income	—		—	—	—	—	587	587
Balance at June 30, 2024	$—		$46	$46	$38,276	$66,414	$(10,743)	$93,993
Net income	—		—	—	—	7,487	—	7,487
Other comprehensive income	—		—	—	—	—	3,363	3,363
Balance at September 30, 2024	$—		$46	$46	$38,276	$73,901	$(7,380)	$104,843

Balance at December 31, 2024	$30		$35	$65	$74,785	$77,641	$(8,245)	$144,246
Conversion of Class B to Class A Common Stock	1		(1)	—	—	—	—	—
Net income	—		—	—	—	5,607	—	5,607
Other comprehensive income	—		—	—	—	—	1,652	1,652
Balance at March 31, 2025	$31		$34	$65	$74,785	$83,248	$(6,593)	$151,505
Net income	—		—	—	—	4,584	—	4,584
Other comprehensive income	—		—	—	—	—	859	859
Balance at June 30, 2025	$31		$34	$65	$74,785	$87,832	$(5,734)	$156,948
Conversion of Class B to Class A Common Stock	1		(1)	—	—	—	—	—
Net income	—		—	—	—	4,702	—	4,702
Other comprehensive income	—		—	—	—	—	1,446	1,446
Balance at September 30, 2025	$32	32	$33	$65	$74,785	$92,534	$(4,288)	$163,096
See Notes to Consolidated Financial Statements.

3 Share information presented prior to the Reclassification date of October 3, 2024 gives effect to the Reclassification, and attributes all earnings to Class B shares because no Class A shares were outstanding prior to the Reclassification. Class A and Class B Shares Outstanding represents the par value of the shares outstanding.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income	$14,893	$17,209
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	354	372
Premium discount accretion on investment securities, net	(2,927)	(325)
Recapture of impairment loss on securities previously recognized in earnings	(2)	(3)
Fair value adjustment gain on equity security	(14)	(11)
Recapture of loan credit losses	(404)	(113)
Recapture of securities credit losses	(69)	(297)
Loss on sale of securities	—	65
Gain on sale of mortgage loans	(55)	(25)
Origination of loans held for sale	(3,538)	(2,537)
Proceeds from sale of loans	3,909	2,562
Changes in assets and liabilities:
Net increase in accrued interest receivable and other assets	(2,684)	(1,211)
Net increase (decrease) in accrued interest payable, accrued expenses and other liabilities	(224)	1,831
Net cash provided by operating activities	9,239	17,517
Cash flows from investing activities
Securities available for sale:
Purchases of securities	(498,213)	(111,508)
Proceeds from sales, calls, maturities, and paydowns	316,911	80,964
Securities held to maturity:
Proceeds from sales, calls, maturities and paydowns	16,539	5,471
Purchase of restricted securities, net	(497)	(273)
Reinvestment of dividends on equity security	(12)	(11)
Net decrease in loans	29,203	4,112
Purchases of premises and equipment	(2,831)	(127)
Net cash used in investing activities	(138,900)	(21,372)
Cash flows from financing activities
Net increase in noninterest-bearing, savings, interest-bearing checking and money market deposits	116,894	326,716
Net decrease in time deposits	(2,289)	(4,873)
Increase in short-term borrowings	—	5,000
Proceeds from stock issuance	—	12
Net cash provided by financing activities	114,605	326,855
Net increase (decrease) in cash and cash equivalents	(15,056)	323,000
Cash and cash equivalents, beginning of period	410,739	316,767
Cash and cash equivalents, end of period	$395,683	$639,767
Supplemental disclosures of cash flow information
Cash payments for interest	$3,042	$2,882
Cash payments for taxes	$3,545	$2,551
Supplemental disclosures of noncash investing activities
Fair value adjustment for available for sale securities	$4,171	$4,439
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
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any other interim period or for the full year.
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
In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Estimates are evaluated on an ongoing basis. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL on loans and fair value of investment securities.
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

Note 2. Securities & Allowance for Securities Credit Losses
The Company invests in a variety of debt securities, principally obligations of the U.S. government and federal agencies, mortgage backed securities, state and municipal agencies, and corporations. As of September 30, 2025 and December 31, 2024, all debt securities were classified as held to maturity (“HTM”) or available for sale (“AFS”).
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
The following tables summarize the amortized cost, gross unrealized gains and losses, fair value and allowance for credit losses of AFS and HTM debt securities at September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$384,409	$625	$(1,012)	$384,022	$—
Mortgage backed securities	6,359	1	(381)	5,979	—
Corporate bonds	56,828	252	(228)	56,852	—
State and municipal securities	102,995	143	(2,222)	100,916	—
Total securities available for sale	$550,591	$1,021	$(3,843)	$547,769	$—
Securities held to maturity:
U.S. government and federal agencies	$115,454	$2	$(5,554)	$109,902	$—
Mortgage backed securities	1,155	—	(10)	1,145	—
Corporate bonds	50,815	65	(632)	50,248	(104)
State and municipal securities	116,489	11	(6,656)	109,844	(29)
Total securities held to maturity	$283,913	$78	$(12,852)	$271,139	$(133)
Total securities	$834,504	$1,099	$(16,695)	$818,908	$(133)

Notes to Unaudited Consolidated Financial Statements

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$207,935	$29	$(1,561)	$206,403	$—
Mortgage backed securities	7,976	1	(582)	7,395	—
Corporate bonds	44,707	20	(753)	43,974	—
State and municipal securities	104,705	37	(4,185)	100,557	—
Total securities available for sale	$365,323	$87	$(7,081)	$358,329	$—
Securities held to maturity:
U.S. government and federal agencies	$122,452	$—	$(9,181)	$113,271	$—
Mortgage backed securities	1,168	—	(51)	1,117	—
Corporate bonds	57,470	43	(1,698)	55,815	(171)
State and municipal securities	119,563	5	(10,820)	108,748	(31)
Total securities held to maturity	$300,653	$48	$(21,750)	$278,951	$(202)
Total securities	$665,976	$135	$(28,831)	$637,280	$(202)
There were no holdings of municipal or corporate debt securities that equaled or exceeded 10.0% of stockholders’ equity at September 30, 2025 and December 31, 2024.
There were no securities pledged to secure any borrowing source at September 30, 2025 and December 31, 2024.
Proceeds from sales, calls, maturities, and paydowns of debt securities available for sale totaled $316.9 million for the nine months ended September 30, 2025 and $81.0 million for the nine months ended September 30, 2024. Proceeds from sales, calls, maturities, and paydowns of debt securities held to maturity totaled $16.5 million and $5.5 million for the nine month periods ended September 30, 2025 and 2024, respectively.
During the three and nine months ended September 30, 2025, the Bank had no sales of AFS securities. One AFS security was disposed of through a tender offered by the security’s issuer. The proceeds received approximated the security’s amortized cost, and the transaction did not result in a material gain or loss.4
During the nine months ended September 30, 2024, the Bank sold an AFS bond that was charged off during a prior year for $210 thousand. The proceeds were recorded as a recapture of previously recorded credit losses. Because this sale did not result in a realized gain or loss on sale of securities, it is excluded from the related table below.
The proceeds, gross realized gains and losses from sales of debt securities during the three and nine months ended September 30, 2024 were as follows (dollars in thousands):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Available for Sale	Held to Maturity	Available for Sale	Held to Maturity
Proceeds from sales of securities	$—	$953	$—	$953

Gross losses	$—	$(65)	$—	$(65)
Net losses on sale of a securities	$—	$(65)	$—	$(65)
Income tax benefit attributable to realized net losses on sale of securities	$—	$14	$—	$14
Management classifies bonds as HTM only when the Company has the ability and intent to hold the bond to maturity, and certain sales or transfers of HTM could call into question management’s ability or intent to hold the remaining HTM bond portfolio to maturity, thereby “tainting” the entire portfolio and triggering a reclassification of the entire portfolio to available for sale. However, there are limited situations, including evidence of deterioration in the issuer’s creditworthiness, in which the Company could sell an HTM bond without tainting the remaining HTM portfolio. During
4 Immaterial gains and losses are defined as those less than one thousand dollars.

Notes to Unaudited Consolidated Financial Statements

the first nine months of 2025 the Company did not sell any HTM bonds. During the third quarter of 2024, the Company sold two HTM bonds from a single issuer due to significant documented deterioration of the issuer’s creditworthiness evidenced by the downgrading of the issuer’s public credit rating. The sales are included in the tables above. Under these circumstances, the sale did not taint the HTM portfolio.
The amortized cost and fair value of debt securities by contractual maturity at September 30, 2025 is as follows (dollars in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$275,515	$275,575	$72,571	$71,977
After one year through five years	253,583	252,073	149,676	143,270
After five years through ten years	16,740	15,740	57,410	52,207
Over ten years	4,753	4,381	4,256	3,685
Total	$550,591	$547,769	$283,913	$271,139
Expected maturities may differ from contractual maturities if issuers have the right to call or repay obligations with or without prepayment penalties.
The following table shows the gross unrealized losses and fair value of the Company’s AFS debt securities with unrealized losses aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(71)	$92,081	$(941)	$15,476	$(1,012)	$107,557
Mortgage backed securities	—	—	(381)	5,934	(381)	5,934
Corporate bonds	(15)	4,008	(213)	12,582	(228)	16,590
State and municipal securities	(13)	4,064	(2,209)	64,169	(2,222)	68,233
Total securities available for sale	$(99)	$100,153	$(3,744)	$98,161	$(3,843)	$198,314

	December 31, 2024
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(29)	$141,169	$(1,532)	$22,348	$(1,561)	$163,517
Mortgage backed securities	—	26	(582)	7,338	(582)	7,364
Corporate bonds	(90)	6,365	(663)	30,677	(753)	37,042
State and municipal securities	(77)	9,121	(4,108)	79,790	(4,185)	88,911
Total securities available for sale	$(196)	$156,681	$(6,885)	$140,153	$(7,081)	$296,834
In the AFS portfolio at September 30, 2025, 29 out of 69 debt securities of the U.S. government and federal agencies, 10 out of 16 mortgage backed securities, 36 out of 116 corporate bonds, and 215 out of 308 state and municipal securities were in an unrealized loss position. All of the Company’s investment portfolio was evaluated under the monitoring process described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2024, contained within the Form 10-K, and all investments were deemed investment grade. All of the unrealized losses are attributed to changes in market interest rates, and are not a result of deterioration of creditworthiness among any of the issuers.

Notes to Unaudited Consolidated Financial Statements

Of the total AFS and HTM portfolio at September 30, 2025 and December 31, 2024, 643 and 776 debt securities had unrealized losses with aggregate impairment of 2.0% and 4.3%, respectively, of the Company’s amortized cost basis. These unrealized losses related principally to interest rate movements and not the creditworthiness of the issuer. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Credit loss allowances for the AFS and HTM portfolios are described in the following sections.
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
The Company did not record an ACL on the AFS debt securities at September 30, 2025 and December 31, 2024. The Company has evaluated these debt securities for credit-related impairment at the reporting date and concluded that no impairment existed. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports, and correlations between fair value changes and interest rate changes among instruments that are not credit sensitive. All AFS debt securities were current with no debt securities past due or on non-accrual as of September 30, 2025 and December 31, 2024. The Company considers the unrealized losses on the debt securities as of September 30, 2025 and December 31, 2024 to be related to fluctuations in market conditions, primarily interest rates, and is not reflective of deterioration in credit.
At September 30, 2025, there was no allowance for credit losses, and there were no provisions, write offs, or recoveries on AFS debt securities recorded during the nine months ended September 30, 2025.
The table below presents a rollforward by major security type of the allowance for credit losses on AFS debt securities for the nine months ended September 30, 2024 (dollars in thousands):

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

Notes to Unaudited Consolidated Financial Statements

securities issued by the U.S. Treasury and agencies of the federal government, and mortgage-backed securities issued by government agencies. These types of investments carry implicit or explicit backing of the U.S. Treasury, and therefore are deemed to carry no credit risk for purposes of the ACL evaluation.
The following table presents the amortized cost of HTM debt securities as of September 30, 2025 and December 31, 2024 by security type and credit rating (dollars in thousands):

	September 30, 2025
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$115,454	$1,155	$17,947	$116,489	$251,045
BBB / BB / B	—	—	32,868	—	32,868
Total	$115,454	$1,155	$50,815	$116,489	$283,913

	December 31, 2024
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$122,452	$1,168	$18,046	$119,563	$261,229
BBB / BB / B	—	—	39,424	—	39,424
Total	$122,452	$1,168	$57,470	$119,563	$300,653
The following tables summarize the change in the allowance for credit losses on HTM debt securities for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	September 30, 2025
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, June 30, 2025	$—	$—	$114	$30	$144
Provision for (recapture of) credit losses	—	—	(10)	(1)	(11)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, September 30, 2025	$—	$—	$104	$29	$133

	September 30, 2024
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, June 30, 2024	$—	$—	$215	$33	$248
Provision for (recapture of) credit losses	—	—	15	(2)	13
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, September 30, 2024	$—	$—	$230	$31	$261

Notes to Unaudited Consolidated Financial Statements

	September 30, 2025
For the nine months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, December 31, 2024	$—	$—	$171	$31	$202
Provision for (recapture of) credit losses	—	—	(67)	(2)	(69)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, September 30, 2025	$—	$—	$104	$29	$133

	September 30, 2024
For the nine months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, December 31, 2023	$—	$—	$322	$26	$348
Provision for credit losses	—	—	(92)	5	(87)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, September 30, 2024	$—	$—	$230	$31	$261

At September 30, 2025 and December 31, 2024, the Company had no HTM debt securities that were 30 days or more past due as to principal and interest payments. The Company had no debt securities held to maturity classified as non-accrual as of September 30, 2025 and December 31, 2024.
Equity Securities
The Company reported a fair value gain of $5 thousand in its equity security holding during the three month period ended September 30, 2025 and fair value gain of $18 thousand for the three month period ended September 30, 2024. The Company reported a fair value gain of $14 thousand in its equity security holding during the nine month period ended September 30, 2025 and fair value gain of $11 thousand for the nine month period ended September 30, 2024. The gains were reflected in the “other income” component of noninterest income on the consolidated statements of income.
Note 3. Loans and Allowance for Loan Credit Losses
A summary of the composition of the loan portfolio at September 30, 2025 and December 31, 2024 is presented below (dollars in thousands):

	September 30, 2025	December 31, 2024
Commercial real estate	$49,061	$53,480
Commercial	4,418	27,883
Residential real estate closed-end	209,663	210,730
Other consumer loans	20,942	21,194
	284,084	313,287
Less allowance for credit losses	(4,110)	(4,514)
Loans, net	$279,974	$308,773

Notes to Unaudited Consolidated Financial Statements

Overdrafts totaling $5 thousand and $27 thousand at September 30, 2025 and December 31, 2024, respectively, were reclassified from deposits to loans.
The totals above include deferred costs (net of deferred fees) of $545 thousand at September 30, 2025 and $519 thousand at December 31, 2024.
The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	September 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the three months ended
Allowance for credit losses:
Beginning balance, June 30, 2025	$1,307	$88	$2,560	$238	$4,193
Provision for (recapture of) credit losses	(10)	(11)	(89)	27	(83)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, September 30, 2025	$1,297	$77	$2,471	$265	$4,110

	September 30, 2024
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the three months ended
Allowance for credit losses:
Beginning balance, June 30, 2024	$1,136	$167	$2,756	$278	$4,337
Provision for (recapture of) credit losses	(114)	(3)	18	(32)	(131)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, September 30, 2024	$1,022	$164	$2,774	$246	$4,206

	September 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the nine months ended
Allowance for credit losses:
Beginning balance, December 31, 2024	$1,140	$483	$2,644	$247	$4,514
Provision for (recapture of) credit losses	157	(406)	(173)	18	(404)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, September 30, 2025	$1,297	$77	$2,471	$265	$4,110

Notes to Unaudited Consolidated Financial Statements

	September 30, 2024
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the nine months ended
Allowance for credit losses:
Beginning balance, December 31, 2023	$1,233	$189	$2,668	$229	$4,319
Provision for (recapture of) credit losses	(211)	(25)	106	17	(113)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, September 30, 2024	$1,022	$164	$2,774	$246	$4,206
There were no nonaccrual loans, loans 90 days past due and still accruing, or past due for 30 or more days as of September 30, 2025 and December 31, 2024.
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company’s loan risk grading system and ongoing monitoring process is discussed in Note 1 of the audited consolidated financial statements for the year ended December 31, 2024. The following table presents the outstanding balance of the loan portfolio, by year of origination, loan classification, and credit quality, as of September 30, 2025 and December 31, 2024 (dollars in thousands):

Notes to Unaudited Consolidated Financial Statements

September 30, 2025	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2025	2024	2023	2022	2021	Prior
Commercial real estate
Pass	$4,492	$2,824	$2,492	$3,089	$6,435	$24,319	$—	$—	$43,651
Special Mention	—	—	—	—	1,497	—	—	—	1,497
Substandard	—	—	—	1,645	500	1,768	—	—	3,913
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$4,492	$2,824	$2,492	$4,734	$8,432	$26,087	$—	$—	$49,061
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$222	$338	$—	$535	$6	$987	$2,330	$—	$4,418
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$222	$338	$—	$535	$6	$987	$2,330	$—	$4,418
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate closed-end
Pass	$10,605	$15,602	$15,943	$45,549	$41,218	$80,746	$—	$—	$209,663
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$10,605	$15,602	$15,943	$45,549	$41,218	$80,746	$—	$—	$209,663
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer loans
Pass	$48	$12	$—	$—	$11	$—	$19,048	$1,823	$20,942
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$48	$12	$—	$—	$11	$—	$19,048	$1,823	$20,942
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$15,367	$18,776	$18,435	$49,173	$47,670	$106,052	$21,378	$1,823	$278,674
Special Mention	—	—	—	—	1,497	—	—	—	1,497
Substandard	—	—	—	1,645	500	1,768	—	—	3,913
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Portfolio Loans	$15,367	$18,776	$18,435	$50,818	$49,667	$107,820	$21,378	$1,823	$284,084
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Unaudited Consolidated Financial Statements

December 31, 2024	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$2,873	$2,526	$6,461	$7,250	$3,424	$25,849	$—	$—	$48,383
Special Mention	—	—	—	1,576	—	—	—	—	1,576
Substandard	—	—	1,676	—	—	1,845	—	—	3,521
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$2,873	$2,526	$8,137	$8,826	$3,424	$27,694	$—	$—	$53,480
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$403	$—	$552	$9	$—	$1,147	$25,772	$—	$27,883
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$403	$—	$552	$9	$—	$1,147	$25,772	$—	$27,883
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate closed-end
Pass	$15,969	$17,834	$47,200	$43,125	$23,145	$63,222	$—	$—	$210,495
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	236	—	—	236
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$15,969	$17,834	$47,200	$43,125	$23,145	$63,458	$—	$—	$210,730
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer loans
Pass	$17	$—	$—	$18	$—	$—	$19,336	$1,823	$21,194
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$17	$—	$—	$18	$—	$—	$19,336	$1,823	$21,194
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$19,262	$20,360	$54,213	$50,402	$26,569	$90,218	$45,108	$1,823	$307,955
Special Mention	—	—	—	1,576	—	—	—	—	1,576
Substandard	—	—	1,676	—	—	2,081	—	—	3,757
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Portfolio Loans	$19,262	$20,360	$55,889	$51,978	$26,569	$92,298	$45,108	$1,823	$313,287
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Collateral Dependent Loans
FASB ASC Topic 326 describes a collateral-dependent asset as a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on management’s assessment, is experiencing financial difficulty as of the reporting date. Whether the underlying collateral is expected to be a substantial source of repayment for an asset depends on the availability, reliability, and capacity of sources other than the collateral to repay the debt. Collateral-dependent loans are individually evaluated for expected credit losses as of the reporting date, and they are removed from their respective pools of collectively evaluated assets. Expected credit losses for

Notes to Unaudited Consolidated Financial Statements

these types of assets are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs. There were no collateral-dependent loans that were individually evaluated for purposes of determining the allowance for credit losses under FASB ASC Topic 326 as of September 30, 2025 and December 31, 2024.
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no loan modifications provided to borrowers exhibiting financial distress during the nine months ended September 30, 2025 and 2024, and there were no such prior modifications in existence during the periods reported. During the reported periods, there were no payment defaults from any such loans during the twelve months preceding the modification because no such modifications were in existence during the periods.
Related Party Loan Transactions
Officers, directors and their affiliates had loans outstanding with the Company of $9.9 million and $8.6 million as of September 30, 2025 and December 31, 2024, respectively. The increase in loans outstanding reflects the origination of a new loan during the period to a director with pre-existing lending relationships with the Company. These transactions occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons.
Note 4. Deposits
The Bank held no deposits classified as brokered as of September 30, 2025 and December 31, 2024. To achieve full insurance from the FDIC, some of the Bank’s depositors have enrolled in the ICS® program offered by the Bank through the IntraFi® network. When accounts are enrolled in this service, the Bank must elect, for each account, whether it will receive a reciprocal deposit balance or sell the deposit balance. Reciprocal deposits through ICS® held on the consolidated balance sheets were $228.2 million and $130.3 million as of September 30, 2025 and December 31, 2024, respectively. Total ICS® One-Way Sell® deposits of $146.4 million and $63.3 million as of September 30, 2025, and December 31, 2024, respectively, were sold to the network and excluded from the Company’s consolidated balance sheets. The Bank receives fee income for deposits that are sold, which is reported under deposit placement services income on the consolidated statements of income.
As of September 30, 2025, there were three clients with an individual deposit balance exceeding 5.0% of total deposits. The total deposit balance related to these clients was $229.9 million or 16.8% of total deposits. As of December 31, 2024, there were two clients whose individual deposit balances exceeded 5.0% of total deposits. The total deposit balance related to these clients was $202.6 million or 16.2% of total deposits.
Note 5. Borrowings
Available Lines of Credit
The Bank maintains eligibility for a secured line of credit with the FHLB. To establish credit availability, the Bank will typically pledge eligible 1-4 family residential real estate loans from its loan portfolio as collateral. At September 30, 2025 and December 31, 2024, the Bank had not pledged any collateral to the FHLB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
The Bank also maintains eligibility for a secured line of credit with the FRB, and will typically pledge investment securities to establish credit availability. At September 30, 2025 and December 31, 2024, the Bank had not pledged any collateral to the FRB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
Short-Term Borrowing Facilities
As of September 30, 2025 and December 31, 2024, the Company had no outstanding short-term borrowings. The Bank maintains access to unsecured federal funds purchase lines of credit with:
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

Notes to Unaudited Consolidated Financial Statements

As of September 30, 2025 and December 31, 2024, the Bank had no outstanding balances under these federal funds purchase lines.
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
The following table presents the balances of financial assets measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Measurements Using
Financial Assets	Balances	Level 1	Level 2	Level 3
As of September 30, 2025:
Available for sale securities:
U.S. government and federal agencies	$384,022	$382,543	$1,479	$—
Mortgage backed securities	5,979	—	5,979	—
Corporate bonds	56,852	494	56,358	—
State and municipal securities	100,916	—	100,916	—
Total available for sale securities	$547,769	$383,037	$164,732	$—
Equity securities	542	542	—	—
Total	$548,311	$383,579	$164,732	$—
As of December 31, 2024:
Available for sale securities:
U.S. government and federal agencies	$206,403	$204,452	$1,951	$—
Mortgage backed securities	7,395	—	7,395	—
Corporate bonds	43,974	480	43,494	—
State and municipal securities	100,557	—	100,557	—
Total available for sale securities	$358,329	$204,932	$153,397	$—
Equity securities	515	515	—	—
Total	$358,844	$205,447	$153,397	$—
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
The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property using an income approach or is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as a provision for loan credit losses on the consolidated statements of income. There were no collateral dependent loans, and therefore no recorded reserve as of September 30, 2025 and December 31, 2024.

Notes to Unaudited Consolidated Financial Statements

Other Real Estate Owned
Other real estate owned (“OREO”) is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held no OREO at September 30, 2025 and December 31, 2024.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2025 or December 31, 2024.
There were no assets measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024.
Fair Value of Financial Instruments
The following tables present the carrying value and estimated fair value including the level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of September 30, 2025:
Financial assets:
Cash and due from banks	$395,683	$395,683	$—	$—	$395,683
Securities available for sale	547,769	383,037	164,732	—	547,769
Securities held to maturity, net	283,780	104,072	167,067	—	271,139
Equity securities	542	542	—	—	542
Restricted securities	3,383	—	3,383	—	3,383
Loans, net	279,974	—	—	273,619	273,619
Accrued interest receivable	7,082	—	7,082	—	7,082
Financial liabilities:
Time deposits	9,422	—	—	9,376	9,376
Accrued interest payable	26	—	26	—	26

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of December 31, 2024:
Financial assets:
Cash and due from banks	$410,739	$410,739	$—	$—	$410,739
Securities available for sale	358,329	204,932	153,397	—	358,329
Securities held to maturity, net	300,451	107,593	171,358	—	278,951
Equity securities	515	515	—	—	515
Restricted securities	2,886	—	2,886	—	2,886
Loans held for sale	316	—	316	—	316
Loans, net	308,773	—	—	294,316	294,316
Accrued interest receivable	4,231	—	4,231	—	4,231
Financial liabilities:
Time deposits	11,711	—	—	11,650	11,650
Accrued interest payable	46	—	46	—	46

Notes to Unaudited Consolidated Financial Statements

Note 7. Accumulated Other Comprehensive Loss
The following table presents the changes in each component in accumulated other comprehensive loss, net of tax for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Unrealized Loss on Available for Sale Securities	Unrealized Loss on Securities Transferred from Available for Sale to Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(7,931)	$(3,634)	$(11,565)
Unrealized holding gains, net of tax of $932	3,507	—	3,507
Amortization of unrealized holding losses, net of tax of $166	—	627	627
Reclassification adjustment, net of tax	—	51	51
Balance at September 30, 2024	$(4,424)	$(2,956)	$(7,380)

Balance at December 31, 2024	$(5,525)	$(2,720)	$(8,245)
Unrealized holding gains, net of tax of $876	3,295	—	3,295
Amortization of unrealized holding losses, net of tax of $176	—	662	662
Balance at September 30, 2025	$(2,230)	$(2,058)	$(4,288)
There were no amounts reclassified out of accumulated other comprehensive loss for the nine months ended September 30, 2025. The following table presents the amounts reclassified out of accumulated other comprehensive loss, next of tax for the period ending September 30, 2024:

	September 30, 2024	Line Item in the Consolidated Statements of Income
Securities available for sale
Net securities loss reclassified into earnings	$(65)	Loss on sale of securities
Related income tax benefit	14	Income tax expense
Total reclassifications into net income	$(51)	Net of tax

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
When declared by the Company’s Board of Directors, holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends equally and ratably on a per-share basis. The Company did not pay dividends to any stockholder during the nine-month periods ended September 30, 2025 and 2024.

Notes to Unaudited Consolidated Financial Statements

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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Net Income	$4,702	$7,487	$14,893	$17,209
Dividends declared on common stock
Class A Common Stock	—	—	—	—
Class B Common Stock	—	—	—	—
Undistributed net income for basic and diluted earnings per share	$4,702	$7,487	$14,893	$17,209

Weighted average shares outstanding
Class A Common Stock	3,165,689	—	3,127,087	—
Class B Common Stock	3,396,128	4,568,920	3,434,730	4,568,920
Weighted average shares outstanding, basic and dilutive	6,561,817	4,568,920	6,561,817	4,568,920

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Earnings per common share, basic and diluted
Class A Common Stock
Per share dividends distributed	$—	$—	$—	$—
Undistributed earnings per share	0.72	—	2.27	—
Total basic and diluted earnings per share - Class A Common Stock	$0.72	$—	$2.27	$—

Class B Common Stock
Per share dividends distributed	$—	$—	$—	$—
Undistributed earnings per share	0.72	1.64	2.27	3.77
Total basic and diluted earnings per share - Class B Common Stock	$0.72	$1.64	$2.27	$3.77

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
Nine Months Ended September 30, 2025 Highlights
Highlights of our results of operations and financial condition as of and for the nine months ended September 30, 2025 are provided below.
Financial Performance
•Consolidated net income was $14.9 million for the nine months ended September 30, 2025, compared to $17.2 million for the nine months ended September 30, 2024. Earnings per share for the nine months ended September 30, 2025 were $2.27, compared to $3.77 for the nine months ended September 30, 2024.1
1 For historical periods presented, all earnings are attributed to Class B shares because no Class A shares were outstanding.

•Net interest income, before provision for, or recapture of, credit losses, was $37.9 million for the nine months ended September 30, 2025, compared to $33.0 million for the nine months ended September 30, 2024. Net interest income, after provision for, or recapture of, credit losses was $38.4 million for the nine months ended September 30, 2025, compared to $33.4 million for the nine months ended September 30, 2024.
•Return on average equity was 12.93% for the nine months ended September 30, 2025, compared to 25.00% for the nine months ended September 30, 2024.
•Return on average assets for the nine months ended September 30, 2025 was 1.33%, compared to 1.79% for the nine months ended September 30, 2024.
•Return on average RWA was 5.16% for the nine months ended September 30, 2025, compared to 5.68% for the nine months ended September 30, 2024.2
Balance Sheet
•Total assets were $1.5 billion as of September 30, 2025, compared to $1.4 billion at December 31, 2024.
•Total deposits were $1.4 billion as of September 30, 2025, compared to $1.2 billion as of December 31, 2024. Excluded from these totals are One-Way Sell® deposits, which were placed at other banks through the ICS® network. These One-Way Sell® deposits amounted to $146.4 million as of September 30, 2025, compared to $63.3 million as of December 31, 2024.
•No non-performing assets or other real estate owned (“OREO”) were reported as of September 30, 2025 or December 31, 2024.
•Cash balances held at the Federal Reserve were $388.2 million as of September 30, 2025, compared to $406.7 million as of December 31, 2024.
•As of September 30, 2025, the total debt securities portfolio balance was $831.5 million, compared to $658.8 million as of December 31, 2024.
•Book value per share was $24.86 as of September 30, 2025, compared to $21.98 as of December 31, 2024.
•As of September 30, 2025, the Company had a total risk-based capital ratio of 45.56% and a tier 1 risk-based capital ratio of 44.43%. The Bank exceeded the minimum requirements to be well-capitalized for bank regulatory purposes, with a total risk-based capital ratio of 42.41% and a tier 1 risk-based capital ratio of 41.29%.
•As of September 30, 2025, our liquidity ratio was 89.54%, compared to 85.13% as of December 31, 2024.
Significant Factors Impacting Our Business, Financial Condition and Results of Operations
Several key factors impact our financial performance:
Short-term interest rates: The cyclical nature of our balance sheet and our focus on liquidity cause our primary revenue source, net interest income, to be highly correlated to short-term interest rates. We strive to maintain high levels of liquidity and low loan-to-deposit ratios. Higher rates generally increase our net interest income because of our high levels of liquid interest-earning assets and low levels of interest-bearing deposits and borrowings. Conversely, if short-term interest rates fall, our net interest income would likely decrease due to our high levels of cash. The Federal Reserve reduced the target rate three times throughout 2024 and again on September 18 and October 30, 2025. As short-term rates decline, our net interest income will be adversely affected. This relationship between our revenue and the yield curve may differ from that of banks that have lower levels of cash and liquidity and higher loan-to-deposit ratios.
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
Federal election cycles significantly affect our deposit levels. These cycles also impact revenue-generating activities, such as wire transfers, payments, check processing, debit card usage, and treasury management services. Historically, deposits from political organizations increase in the periods leading up to federal elections followed by a decline around the
2 Return on average RWA is calculated as net income divided by average RWA. Average RWA are calculated using the last four quarter ends.

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
Despite the outflows, deposit levels have increased during the remainder of the year-to-date period. Total consolidated deposits rose by $262.4 million between April 15, 2025 and September 30, 2025, ending the quarter at $1.4 billion. As of September 30, 2025, three political organization accounts individually exceeded 5% of total consolidated deposits. The total deposit balance related to these clients was $229.9 million or 16.8% of total deposits.
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
Following the inauguration of President Trump on January 20, 2025, the administration introduced a series of federal fiscal reforms, culminating in the enactment of H.R.1, or the One Big Beautiful Bill Act (“BBB”), signed into law on July 4, 2025. The BBB is a budget-reconciliation statute that principally extends and modifies federal tax policy (including making permanent or expanding many provisions of the Tax Cuts and Jobs Act) and includes limited spending and revenue-adjustment measures. The BBB, together with initiatives of the Department of Government Efficiency (“DOGE”), has continued to reshape federal tax policy and prompted agencies to evaluate discretionary spending levels. During the third quarter of 2025, some federal agencies began signaling or implementing hiring delays or contract-award deferrals in response to revised fiscal guidance, which created short-term uncertainty within the Washington, D.C. metropolitan area, where the regional economy remains heavily reliant on government operations and contracting.
These measures coincided with a partial federal government shutdown that began on October 1, 2025, following a lapse in federal appropriations after Congress was unable to reach agreement on fiscal year 2026 spending levels and related budget priorities. The shutdown has led to temporary furloughs of non-essential federal employees and the suspension of certain agency operations, including procurement and regulatory review functions. Although essential services and Treasury operations continue, the shutdown has contributed to slower government payments to contractors and a temporary reduction in federal payroll disbursements within the Washington, D.C. metropolitan area.
As a result, the regional economy has experienced short-term disruptions and uncertainty, compounding the effects of the BBB and related fiscal-policy initiatives. The Company continues to view these developments, including both the BBB implementation and the federal shutdown, as known trends and uncertainties that may influence future deposit behavior, loan demand, and trust-related activity, particularly among clients whose business models or income streams are tied to federal expenditures.
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
Monetary Policy: We rely on the Federal Reserve’s payment of interest on reserve balances as a source of interest income. The required reserve balance and the rate of interest paid on reserve balances are determined by the Federal Reserve, but Congress, through legislative action and followed by the Executive branch approval, has power to limit or revoke the Federal Reserve’s authority to pay interest on required or excess reserves. The Federal Reserve has historically adjusted its interest on reserves rate in conjunction with the federal funds rate. We are most exposed to monetary policy during federal election years such as in 2024 when campaign-related deposits rise and we match those liabilities with short-term assets such as Federal Reserve cash balances, which reprice immediately, and Treasury bills. Although higher interest rates decrease the value of our investment securities portfolio, they increase our interest income. While we have recently benefited from elevated short-term interest rates, the Federal Reserve lowered its target federal funds rate three times in 2024 and in September and October 2025. To the extent short-term rates decline, our net interest income will be adversely affected. The Federal Reserve has additional monetary tools that can impact our interest income through changes in rates, such as the overnight reverse repo rate and open market operations.
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
Uninsured Deposits: Most of our deposits come from commercial clients rather than retail clients, resulting in a relatively high level of account balances exceeding the FDIC coverage limits. As of September 30, 2025, we estimate that approximately 61.1% of our total deposits were not insured by the FDIC. To manage the associated risks, we aim to maintain high levels of liquidity, asset quality, and financial strength.
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
Public Company Costs: Following the completion of our IPO, we have incurred, and expect to continue to incur, additional costs associated with operating as a public company. These costs have included, and will continue to include, additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules adopted by the SEC and national securities exchanges, requires public companies to implement specified corporate governance practices that are now applicable to us as a public company. These additional rules and regulations have increased our legal, regulatory and financial compliance costs and have made some activities more time consuming and costly.
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
Return on Average Risk-Weighted Assets. We use return on average RWA to measure how efficiently our assets are being used to generate net income on a risk-adjusted basis. Return on average RWA is calculated as annualized net income divided by the average of quarter end RWA over the period observed.
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
Noninterest Income. Noninterest income consists primarily of service charge income earned from deposit placement services, service charges on accounts, revenue from trust and wealth management services, gains on sale of mortgage loans, net gains or losses on sales of securities and other income. The Bank records as noninterest income deposit placement services income for One-Way Sell® deposits which are sold into the ICS® network. See “— Financial Condition — Deposits” for more information on these deposits. Service charges on deposit accounts include fees earned from monthly service charges, account analysis charges and interchange fee income. It also includes fees charged for transaction activities such as wire transfers, cash letters and overdrafts. Trust and wealth management income represents monthly service charges due from clients for managing and administering clients’ assets. Services include investment management and advisory services, custody of assets, trust services, and financial planning. Other income primarily relates to rental income and other minor items.
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
Data processing and communication expenses primarily relate to expenses paid to third party providers of core processing, cloud computing and cybersecurity, a substantial component of which is paid to a core technology provider we rely on for the banking software used by our clients and back office functions. Professional services expenses include those such as internal and external audit, legal, loan review, recruiting fees, compliance audit, and compliance monitoring fees. Occupancy and equipment expenses include depreciation for buildings and improvements, fixtures and furniture, equipment, and technology related items as well as building related expenses such as utilities and maintenance costs. The Commonwealth of Virginia, where the Bank operates, levies a capital-based franchise tax on banks operating within the state, replacing the state income tax. The State of Delaware, where the Company is incorporated, levies a franchise tax based upon the number of authorized shares. FDIC and regulatory assessments represent costs incurred to cover quarterly or semi-annual payments to the FDIC or OCC for their insurance or supervision. FDIC assessments are based on a complicated matrix of factors to form an assessment rate, which is then applied to a base of quarterly average assets less quarterly tangible equity. Directors’ fees represent fees paid to our directors for board or committee meetings. Marketing and business development costs include sponsorships, membership dues, as well as marketing and advertising costs, which are subject to normal variability based on the volume and cost of sponsorship and business development activities. Insurance expenses include costs for coverage of fidelity bond, professional liability, property and casualty, workers compensation and cyber liability policies. Other operating costs include other operating and administrative costs such as other vendor and employee costs, postage and printing, office supplies, and subscriptions.
As discussed above, we expect our noninterest expenses to increase as a result of the additional costs associated with operational growth and functioning as a public company.
Primary Factors Used to Evaluate Our Financial Condition
The most significant factors we use to evaluate and manage our financial condition include liquidity, asset quality and capital.
Liquidity. Maintaining an adequate level of liquidity depends on our ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting our daily operations or the financial condition of the Bank. Because transaction account deposits form a primary source of our funding, and generally can be withdrawn on demand, managing our liquidity is a top priority. Our account at the Federal Reserve, which held $388.2 million as of September 30, 2025, is a primary source of our liquidity for daily and ongoing activities.
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

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest and dividend income	$13,434	$14,668	$(1,234)	(8.4%)	$40,940	$35,858	$5,082	14.2%
Interest expense	1,158	1,022	136	13.3%	3,022	2,846	176	6.2%
Net interest income	12,276	13,646	(1,370)	(10.0%)	37,918	33,012	4,906	14.9%
Provision for (recapture of) credit losses	(94)	(118)	24	(20.3%)	(473)	(410)	(63)	15.4%
Net interest income after provision for (recapture of) credit losses	12,370	13,764	(1,394)	(10.1%)	38,391	33,422	4,969	14.9%
Noninterest income	847	3,080	(2,233)	(72.5%)	2,371	7,358	(4,987)	(67.8%)
Noninterest expense	7,322	7,432	(110)	(1.5%)	22,052	19,178	2,874	15.0%
Net income before taxes	5,895	9,412	(3,517)	(37.4%)	18,710	21,602	(2,892)	(13.4%)
Income tax expense	1,193	1,925	(732)	(38.0%)	3,817	4,393	(576)	(13.1%)
Net income	$4,702	$7,487	$(2,785)	(37.2%)	$14,893	$17,209	$(2,316)	(13.5%)
For the three months ended September 30, 2025, our net income decreased by $2.8 million compared to the three months ended September 30, 2024. The decrease was primarily driven by a $2.2 million, or 72.5%, decrease in noninterest income, reflecting a reduction in deposit placement services income. This decline resulted from a shift of One-Way Sell® deposits onto the balance sheet and a decrease in overall deposit levels, reflecting the comparison of a non-election year to elevated deposit activity during the 2024 federal election cycle. The decrease in net income was furthered by a $1.2 million, or 8.4%, decrease in interest and dividend income from lower average balances and yields on balances held in other banks, particularly at the Federal Reserve.
For the nine months ended September 30, 2025, our net income decreased by $2.3 million compared to the nine months ended September 30, 2024, driven by a $5.0 million, or 67.8%, decrease in noninterest income and a $2.9 million, or 15.0%, increase in noninterest expense, which were partially offset by a a $4.9 million, or 14.9%, increase in net interest income. The decline in noninterest income is driven by a reduction in deposit placement services arising from a shift of One-Way Sell® deposits onto the balance sheet, and a decrease in overall deposit levels, reflecting the comparison of a non-election year to elevated deposit activity during the 2024 federal election cycle. The increase in noninterest expense was principally related to costs associated with the Company’s operational growth and functioning as a public company. Higher average deposit balances, particularly in the first quarter of 2025, supported growth in the investment securities portfolio and increased cash held at the Federal Reserve, driving the increase in net interest income.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Interest and dividend income
Interest and fees on loans	$3,251	$3,445	$(194)	(5.6%)	$10,195	$10,115	$80	0.8%
Interest and dividends on securities, taxable	5,637	3,573	2,064	57.8%	15,519	9,312	6,207	66.7%
Interest on securities, tax exempt	275	284	(9)	(3.2%)	836	863	(27)	(3.1%)
Interest on interest-bearing deposits in banks	4,271	7,366	(3,095)	(42.0%)	14,390	15,568	(1,178)	(7.6%)
Total interest and dividend income	13,434	14,668	(1,234)	(8.4%)	40,940	35,858	5,082	14.2%
Interest expense
Interest on deposits	1,158	813	345	42.4%	3,022	2,437	585	24.0%
Interest on short-term borrowings	—	209	(209)	NM	—	409	(409)	NM
Total interest expense	1,158	1,022	136	13.3%	3,022	2,846	176	6.2%
Net interest income	$12,276	$13,646	$(1,370)	(10.0%)	$37,918	$33,012	$4,906	14.9%
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

	Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$382,434	$4,271	4.43%	$540,419	$7,366	5.42%
Investment securities, taxable[1]	723,820	5,637	3.09%	550,044	3,573	2.58%
Investment securities, tax exempt[1]	61,020	275	1.79%	62,876	284	1.80%
Loans	285,908	3,251	4.51%	301,836	3,445	4.54%
Total interest-earning assets	1,453,182	$13,434	3.67%	1,455,175	$14,668	4.01%
Less allowance for credit losses	(4,335)			(4,584)
Noninterest-earning assets	22,348			18,588
Total assets	$1,471,195			$1,469,179
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings, interest-bearing checking and money market accounts	$396,100	$1,096	1.10%	$207,387	$727	1.39%
Time deposits	9,767	62	2.53%	11,887	86	2.88%
Short-term borrowings	—	—	—%	10,000	209	8.31%
Total interest-bearing liabilities	405,867	1,158	1.13%	229,274	1,022	1.77%
Noninterest-bearing liabilities
Demand deposits	898,669			1,134,556
Other liabilities	6,859			5,743
Total liabilities	1,311,395			1,369,573
Stockholders’ equity	159,800			99,606
Total liabilities and stockholders' equity	$1,471,195			$1,469,179
Net interest income		$12,276			$13,646
Net interest margin			3.35%			3.73%
__________
1Average balances for securities transferred from AFS to HTM at fair value are shown at carrying value. Average balances for AFS are shown at fair value and all other HTM bonds are shown at amortized cost.

	Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$430,888	$14,390	4.46%	$380,955	$15,568	5.46%
Investment securities, taxable[1]	685,299	15,519	3.03%	524,889	9,312	2.37%
Investment securities, tax exempt[1]	62,776	836	1.78%	63,693	863	1.81%
Loans	296,356	10,195	4.60%	302,624	10,115	4.46%
Total interest-earning assets	1,475,319	$40,940	3.71%	1,272,161	$35,858	3.77%
Less allowance for credit losses	(4,564)			(4,644)
Noninterest-earning assets	21,118			16,499
Total assets	$1,491,873			$1,284,016
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings, interest-bearing checking and money market accounts	$358,113	$2,815	1.05%	$221,488	$2,133	1.29%
Time deposits	10,536	207	2.63%	13,911	304	2.92%
Short-term borrowings[2]	3	—	5.35%	6,752	409	8.09%
Total interest-bearing liabilities	368,652	3,022	1.10%	242,151	2,846	1.57%
Noninterest-bearing liabilities:
Demand deposits	962,562			944,693
Other liabilities	6,702			5,233
Total liabilities	1,337,916			1,192,077
Stockholders’ equity	153,957			91,939
Total liabilities and stockholders' equity	$1,491,873			$1,284,016
Net interest income		$37,918			$33,012
Net interest margin			3.44%			3.47%
__________
1Average balances for securities transferred from AFS to HTM at fair value are shown at carrying value. Average balances for AFS are shown at fair value and all other HTM bonds are shown at amortized cost.
2The yield for short-term borrowings reflects interest expense incurred during the period. When the amount of interest expense was less than our rounding threshold, it is displayed as $0.

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

	For the three months ended September 30, 2025 compared to 2024			For the nine months ended September 30, 2025 compared to 2024

	Increase (decrease) due to change in:
(dollars in thousands)	Average volume	Average rate	Total	Average volume	Average rate	Total
Interest-earning assets
Interest-bearing deposits in other banks	$(2,141)	$(954)	$(3,095)	$2,028	$(3,206)	$(1,178)
Taxable investment securities	1,134	930	2,064	2,835	3,372	6,207
Non-taxable investment securities	(7)	(2)	(9)	(13)	(14)	(27)
Loans	(173)	(21)	(194)	(230)	310	80
Total increase (decrease) in interest income	$(1,187)	$(47)	$(1,234)	$4,620	$462	$5,082
Interest-bearing liabilities
Savings, interest-bearing checking and money market accounts	$661	$(292)	$369	$1,322	$(640)	$682
Time deposits	(15)	(9)	(24)	(74)	(23)	(97)
Short-term borrowings	(209)	—	(209)	(409)	—	(409)
Total increase (decrease) in interest expense	$437	$(301)	$136	$839	$(663)	$176
Increase (decrease) in net interest income	$(1,624)	$254	$(1,370)	$3,781	$1,125	$4,906
-
For the three months ended September 30, 2025, our net interest income decreased by $1.4 million, or 10.0%, compared to the three months ended September 30, 2024, primarily driven by a decrease in the average volume and rate of interest-bearing deposits in other banks, such as the Federal Reserve, which was partially offset by an increase in the average size and yield of the investment securities portfolio. These factors contributed to the decline in net interest margin from 3.73% to 3.35%.
For the nine months ended September 30, 2025, our net interest income increased by $4.9 million, or 14.9%, compared to the nine months ended September 30, 2024. The increase in interest income was primarily driven by higher average balances in, and yields on, taxable investment securities. The yields on interest-bearing deposits at the Federal Reserve declined compared to the nine months ended September 30, 2024, outweighing the benefit of their higher average balance and leading to lower income from these deposits. Overall, growth in interest-earning assets outpaced the increase in net interest income, resulting in a decline in the net interest margin from 3.47% to 3.44%.
Interest Income
Interest and fees on loans. Loan interest income is comprised of fixed and adjustable-rate structures related to residential and commercial real estate loan products, commercial loans and other consumer loan products. Deferred loan origination fees, net of deferred loan origination costs, accrete to the loan’s yield over the life of the loan. For the three months ended September 30, 2025, our interest and fees on loans decreased 5.6% to $3.3 million compared to the three months ended September 30, 2024. The decrease was due to a $15.9 million decrease in the average total loan balance, coupled with a slight decrease in the average yield.
For the nine months ended September 30, 2025, our interest and fees on loans increased 0.8% to $10.2 million compared to the nine months ended September 30, 2024. The increase was primarily a result of a 0.14% increase in the average yield, partially offset by a $6.3 million decrease in the average total loan balance.

See “— Financial Condition — Loan Portfolio” below for an analysis of the composition of our loan portfolio.
Interest and dividends on securities, taxable. For the three months ended September 30, 2025, our interest and dividends on taxable securities increased 57.8% to $5.6 million from $3.6 million for the three months ended September 30, 2024. The average balance for all taxable securities increased $173.8 million when comparing the periods, and the yield increased 0.51%. The Bank reinvested maturing bonds and invested funds from temporarily elevated deposit levels in short term U.S. Treasury securities with maturities during 2025 and into 2026, which is intended to align with the timing of expected deposit outflows. As portions of maturing bonds have been reinvested in current market rates and we have continued to invest in new securities, we have observed a steady increase in the average yield for the taxable securities portfolio.
For similar reasons, interest and dividends on taxable securities for the nine months ended September 30, 2025 increased 66.7% to $15.5 million from $9.3 million for the nine months ended September 30, 2024. The average balance for all taxable securities increased $160.4 million when comparing the periods, and the yield increased 0.66%.
Interest on securities, tax-exempt. For the three months ended September 30, 2025, our interest on tax-exempt securities decreased 3.2% from the prior period due primarily to a $1.9 million decline in the average balance. Interest on tax-exempt securities for the nine months ended September 30, 2025 decreased 3.1% from the prior period, primarily due to a $917 thousand decline in the average balance. In recent years, the attainable yields for any new investment in this segment and the investment landscape have left tax-exempt securities less attractive than their taxable counterparts. Accordingly, as tax-exempt securities have matured, those proceeds have been invested into taxable municipal securities.
See “— Financial Condition — Securities” below for an analysis of the composition of the securities portfolio, including taxable and tax-exempt securities.
Interest on interest-bearing deposits in banks. Chain Bridge earns interest for accounts held at certain correspondent banks, which are primarily reserves held at the Federal Reserve. The Federal Reserve has historically adjusted its interest on reserves rate in conjunction with the federal funds rate. The interest rate paid by the Federal Reserve on reserve balances decreased three times throughout 2024, and once during the nine months ended September 30, 2025, to 4.15% on September 18, 2025. For the three months ended September 30, 2025, our interest on interest-bearing deposits in banks decreased by $3.1 million compared to the same period of 2024, primarily driven by both a decrease in yield of 0.99% and a $158.0 million decrease in average balances. The decline in the average balance of interest-bearing deposits in banks is a reflection of the Bank’s reallocation of interest-earning assets into investment securities.
For the nine months ended September 30, 2025, our interest on interest-bearing deposits in banks decreased by $1.2 million compared to the same period of 2024, primarily due to a decrease in yield of 1.00%. The net decrease was partially offset by an increase of $49.9 million in average balances.
Interest Expense
Interest on deposits. The Bank pays a variable interest rate to depositors for their non-maturing savings, interest-bearing checking, and money market accounts. In addition, the Bank issues time deposits that pay a fixed rate of interest until the instrument matures. For the three months ended September 30, 2025, our interest expense on deposits increased 42.4% compared to the three months ended September 30, 2024. The increase was primarily driven by a $186.6 million increase in average interest-bearing deposit balances due to an increased volume of ICS® accounts held in a reciprocal position, partially offset by a 0.29% decrease in the average rate.
For the nine months ended September 30, 2025, our interest expense on deposits increased 24.0% compared to the nine months ended September 30, 2024. The increase was primarily driven by a $133.3 million increase in average interest-bearing deposit balances due to an increased volume of ICS® accounts held in a reciprocal position, partially offset by a 0.24% decrease in the average rate. As of September 30, 2025 and September 30, 2024, approximately 69.2% and 87.2%, respectively, of our deposits were noninterest-bearing.
See “— Financial Condition — Deposits” for an analysis of the composition of the deposits portfolio, including its interest-bearing and noninterest-bearing components.
Interest on short-term borrowings. During the three and nine months ended September 30, 2025, the Company had no short-term borrowings other than routine line tests, compared to September 30, 2024, when the Company had an outstanding balance of $10.0 million on its $10.0 million unsecured line of credit with a correspondent bank. On October

10, 2024, the Company used a portion of the net proceeds from the IPO to fully repay the outstanding principal balance on this line of credit and closed the line on October 11, 2024. Substantially all interest on short-term borrowings reported during the three and nine months ended September 30, 2024 was related to this line of credit. The Bank currently has no borrowings, and there are no outstanding draws on its lines of credit with the FHLB, the Federal Reserve, or other third-party institutions.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Provision for (recapture of) credit losses
Recapture of loan credit losses	$(83)	$(131)	$48	(36.6%)	$(404)	$(113)	$(291)	257.5%
Provision for (recapture of) securities credit losses	(11)	13	(24)	NM	(69)	(297)	228	(76.8%)
Total recapture of credit losses	$(94)	$(118)	$24	(20.3%)	$(473)	$(410)	$(63)	15.4%
__________
NM — Comparisons from positive to negative values or to zero values are considered not meaningful.
For the three months ended September 30, 2025, our provision for credit losses consisted of a net recapture of $94 thousand. Within the loan portfolio, the $83 thousand recapture resulted from a reduction in outstanding balances, coupled with a slight decrease in the overall reserve rate for loan credit losses arising from a change in loan mix as compared to September 30, 2024, primarily due to an increase in the proportion of residential real estate loans relative to total loans and slight changes to qualitative components. Within our securities portfolio, the continued shrinkage of our held to maturity securities portfolio, as well as its shortening time to maturity resulted in a lower required reserve in accordance with our ACL methodology.
For the nine months ended September 30, 2025, our provision for credit losses consisted of a net recapture of $473 thousand, primarily attributable to the changes in the loan portfolio composition resulting from an increase in the proportion of residential real estate loans relative to total loans as well as a reduction in outstanding balances. The $410 thousand recapture for the nine months ended September 30, 2024 reflects the sale of a bond for $210 thousand which was related to a single corporate issuer whose business was closed by a regulatory authority and entirely written off in 2023.

Noninterest Income
Noninterest income consists of trust and wealth management income, service charges on deposit accounts, deposit placement services income, gains on sale of mortgage loans, and other income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Noninterest income
Trust and wealth management	$355	$243	$112	46.1%	$930	$669	$261	39.0%
Service charges on accounts	250	376	(126)	(33.5%)	751	1,008	(257)	(25.5%)
Deposit placement services	174	2,464	(2,290)	(92.9%)	466	5,617	(5,151)	(91.7%)
Gain on sale of mortgage loans	28	13	15	115.4%	55	25	30	120.0%
Loss on sale of securities	—	(65)	65	NM	—	(65)	65	NM
Other income	40	49	(9)	(18.4%)	169	104	65	62.5%
Total noninterest income	$847	$3,080	$(2,233)	(72.5%)	$2,371	$7,358	$(4,987)	(67.8%)
__________
NM — Comparisons from positive to negative values or to zero values are considered not meaningful.
For the three months ended September 30, 2025, our noninterest income decreased by $2.2 million, or 72.5%, to $847 thousand compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, our noninterest income decreased by $5.0 million, or 67.8%, to $2.4 million compared to the nine months ended September 30, 2024. The year-over-year changes were primarily due to lower deposit placement services income from One-Way Sell® deposits placed through the ICS® network.
Trust and wealth management income. For the three and nine months ended September 30, 2025, our trust and wealth management income increased by 46.1% and 39.0%, respectively, compared to the corresponding periods in the prior year. These year-over-year increases are primarily due to a rise in the volume of total assets under administration, which grew to $552.4 million at September 30, 2025 from $384.0 million at September 30, 2024. The mix of the assets under administration further drove the income growth. Assets under management, which produce a higher rate of income under our fee structure, increased 76.3% from September 30, 2024, while assets under custody increased 30.6% over the same period.
Our trust and wealth management services utilize service charge structures for AUM and AUC that are distinct with respect to the level and range of services used. Service charges for AUM are calculated as a percentage of the assets managed, with the rate varying based on the type of service provided, such as investment management or fiduciary services, and tiered based on the value of the assets under management. These service charges are not performance-based. Service charges for AUC are also tiered based on the value of the assets under custody, and are generally lower than the service charges for AUM, reflecting the more limited services provided, such as safekeeping and administrative functions.
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
Service charges on accounts. For the three months ended September 30, 2025, our service charges on accounts decreased by $126 thousand, or 33.5%, compared to the three months ended September 30, 2024 primarily driven by lower transaction volume, particularly among check processing and wire transfers. Our fee income is typically higher during the fiscal quarters leading up to and during the general election as political organization deposit account activity causes an increase in bank transactions. For the nine months ended September 30, 2025, our service charges on accounts decreased by $257 thousand, or 25.5%, compared to the nine months ended September 30, 2024, also due to the higher transaction volume associated with an election year.
Deposit placement services income. For the three and nine months ended September 30, 2025, our deposit placement services income decreased by $2.3 million and $5.2 million, or 92.9% and 91.7%, respectively, compared to the three and nine months ended September 30, 2024, on account of lower One-Way Sell® deposit balances and rates offered on those balances. As of September 30, 2025 and September 30, 2024, One-Way Sell® deposits totaled $146.4 million and $432.3 million, respectively. For the three months ended September 30, 2025 and September 30, 2024, our average One-Way Sell® deposits were $120.3 million and $491.3 million, respectively. For the nine months ended September 30, 2025 and September 30, 2024, our average One-Way Sell® deposits were $90.5 million and $394.5 million, respectively. The changes reflect an increase in the Bank’s capital levels following the Company’s IPO, which permitted a greater portion of deposits to be retained on the balance sheet as reciprocal deposits, as well as the shifts in the composition and activity of the Bank’s political organization deposit base. Changes in One-Way Sell® balances were consistent with typical seasonal patterns associated with federal election cycles. Accounts enrolled in the ICS® network are further discussed under “— Financial Condition — Deposits” below.
Gain on sale of mortgage loans. For the three and nine months ended September 30, 2025, the gain on sale of mortgages increased by $15 thousand and $30 thousand, or 115.4% and 120.0%, respectively, compared to the three months and nine months ended September 30, 2024, due to increased sales activity during the current year.
Loss on sale of securities. For the three and nine months ended September 30, 2025, the loss on sales of securities decreased by $65 thousand compared to the three months and nine months ended September 30, 2024, due to a lack of sales activity during the current year.
Noninterest Expense
Noninterest expense consists of salaries and employee benefits, data processing and communication expenses, professional services, occupancy and equipment expenses, state franchise taxes, FDIC and regulatory assessments, directors’ fees, marketing and business development costs, insurance expenses, and other operating expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Noninterest expenses
Salaries and employee benefits	$4,524	$4,280	$244	5.7%	$13,062	$11,553	$1,509	13.1%
Data processing and communication expenses	767	669	98	14.6%	2,166	1,928	238	12.3%
Professional services	555	1,206	(651)	(54.0%)	2,249	2,154	95	4.4%
Occupancy and equipment expenses	267	236	31	13.1%	776	748	28	3.7%
State franchise taxes	251	253	(2)	(0.8%)	951	604	347	57.5%
FDIC and regulatory assessments	198	212	(14)	(6.6%)	628	560	68	12.1%
Insurance expenses	151	61	90	147.5%	453	181	272	150.3%
Directors fees	142	191	(49)	(25.7)%	432	523	(91)	(17.4%)
Other operating expenses	467	324	143	44.1%	1,335	927	408	44.0%
Total noninterest expenses	$7,322	$7,432	$(110)	(1.5%)	$22,052	$19,178	$2,874	15.0%
For the three months ended September 30, 2025 our noninterest expense decreased by $110 thousand, or 1.5%, compared to the three months ended September 30, 2024. Despite total noninterest expense remaining relatively stable period over period, fluctuations within individual segments are further described below.
For the nine months ended September 30, 2025, our noninterest expense increased by $2.9 million, or 15.0%, compared to the nine months ended September 30, 2024. The increase in noninterest expense compared to the prior year was primarily attributable to higher salaries, as well as increased data processing, state franchise taxes, and insurance expenses, reflecting the Company’s operational growth and the infrastructure required to support its public company operations.

Salaries and employee benefits. For the three months ended September 30, 2025, our salaries and employee benefits increased by $244 thousand, or 5.7%, compared to the three months ended September 30, 2024, resulting from higher headcount due to operational growth and salary increases. For similar reasons, our salaries and employee benefits for the nine months ended September 30, 2025 increased by $1.5 million, or 13.1%.
Data processing and communication expenses. For the three months ended September 30, 2025, our data processing and communication expenses increased $98 thousand or 14.6%, compared to the three months ended September 30, 2024, driven by higher data processing fees charged by our core provider arising from periodic rate increases, the purchase of various new products, increased costs associated with enhanced IT functionality, and an increase in core processing expenses incurred by the Trust & Wealth Department on account of growth in managed assets and custody accounts. For similar reasons, our data processing and communication expenses for the nine months ended September 30, 2025 increased by $238 thousand, or 12.3%.
Professional services. For the three months ended September 30, 2025, our professional services expense decreased $651 thousand, or 54.0%, compared to the three months ended September 30, 2024. The year-over-year decrease was primarily driven by legal and consulting expenses incurred in connection with the Reclassification and public company readiness prior to the Company’s IPO. For the nine months ended September 30, 2025, our professional services expensed increased by $95 thousand, or 4.4%, compared to 2024. During the nine months ended September 30, 2025, professional services expense included recruiting services performed by a third party, in addition to recurring expenses introduced once we became a public company.
Occupancy and equipment expenses. For the three and nine months ended September 30, 2025, our occupancy and equipment expenses remained relatively unchanged compared to the three and nine months ended September 30, 2024.
State franchise taxes. For the three months ended September 30, 2025, our state franchise taxes remained relatively unchanged compared to the three months ended September 30, 2024. For the nine months ended September 30, 2025, our state franchise taxes increased by 57.5% when compared to the nine months ended September 30, 2024, primarily driven by the growth in the Bank’s capital, which forms the basis for the tax computation for our Virginia bank franchise taxes.
FDIC and regulatory assessments. For the three months ended September 30, 2025, our FDIC and regulatory assessments expense decreased $14 thousand, or 6.6%, due to the relative stability in the Bank’s assets between the comparative periods. Our FDIC and regulatory expense increased by $68 thousand, or 12.1%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to the growth in the Bank’s assets between the comparative periods.
Insurance expenses. For the three and nine months ended September 30, 2025, our insurance expenses increased by $90 thousand and $272 thousand, or 147.5% and 150.3%, respectively, compared to the three and nine months ended September 30, 2024. The increase was primarily due to increased costs associated with directors and officers insurance, as a result of our operations as a public company.
Directors’ fees. In the three months ended September 30, 2025, our directors’ fees decreased $49 thousand compared to the three months ended September 30, 2024, primarily driven by a decrease in the number of board and committee meetings, compared to the prior year when the Company prepared for its IPO and Reclassification. For similar reasons, our directors’ fees decreased by $91 thousand for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Other operating costs. This segment includes other operating and administrative costs such as marketing and development costs, other vendor and employee costs, postage and printing, office supplies and subscriptions. For the three and nine months ended September 30, 2025, the increase in our other operating costs during the period was driven primarily by increased printing costs, which increased $33 thousand and $152 thousand, respectively, compared to the three and nine months ended September 30, 2024. The increased printing costs year-over-year was primarily due to an enhanced production and printing process for our Annual Report to Shareholders.
Income Tax Expense
Income tax expense is recorded based on our pre-tax financial income adjusted for nondeductible expenses and tax-exempt income. For the three months ended September 30, 2025, our income tax expense was $1.2 million, representing a decrease of 38.0%, compared to $1.9 million for the three months ended September 30, 2024. The decrease was driven by a reduction in pre-tax earnings, which decreased 37.4% during the comparable period.
For the nine months ended September 30, 2025, our income tax expense was $3.8 million, representing a decrease of 13.1%, compared to $4.4 million for the nine months ended September 30, 2024. The reduction was driven by a decline in pre-tax earnings, which decreased 13.4% during the comparable period.
Our effective income tax rate was 20.24% for the three months ended September 30, 2025, a decrease of 0.21% from 20.45% for the three months ended September 30, 2024. This decrease was primarily due to a higher proportion of tax-exempt income relative to pre-tax income in the current quarter, which reduced our overall effective tax rate. For the nine months ended September 30, 2025, our effective income tax rate was 20.40%, an increase of 0.06% from 20.34% for the nine months ended September 30, 2024. The year-to-date increase was mainly attributable to a reduction in tax-exempt income, resulting in tax-exempt income comprising a smaller proportion of total income before taxes. These changes reflect the impact of fluctuations in the mix of taxable and tax-exempt income on our effective tax rate across different reporting periods.
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

The following table summarizes the amortized cost and weighted average yield of securities as of September 30, 2025 by contractual maturities.

	Balance as of September 30, 2025
	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government and federal agencies
Due in one year or less	$237,043	4.05%	$34,460	1.88%
Due after one year through five years	145,405	3.68%	56,154	1.73%
Due after five years through ten years	1,961	1.50%	22,323	1.79%
Due after ten years	—	—%	2,517	1.77%
	384,409	3.90%	115,454	1.79%
Mortgage backed securities
Due in one year or less	2,238	1.82%	—	—%
Due after one year through five years	—	—%	—	—%
Due after five through ten years	614	2.98%	—	—%
Due after ten years	3,507	2.92%	1,155	4.62%
	6,359	2.54%	1,155	4.62%
Corporate bonds
Due in one year or less	9,644	3.06%	28,299	2.58%
Due after one year through five years	46,688	4.18%	22,011	2.92%
Due after five years through ten years	—	—%	505	2.83%
Due after ten years	496	7.02%	—	—%
	56,828	4.02%	50,815	2.73%
State and municipal securities
Due in one year or less	26,590	3.04%	9,812	2.22%
Due after one year through five years	61,490	2.87%	71,511	2.20%
Due after five years through ten years	14,165	2.17%	34,583	2.36%
Due after ten years	750	3.48%	583	2.59%
	102,995	2.82%	116,489	2.25%
Total securities	$550,591	3.69%	$283,913	2.16%
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

The following table summarizes our securities portfolio by the type of securities as of the dates indicated. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost:

	As of September 30,		As of December 31,
	2025		2024		Change
(dollars in thousands)	$	% of total securities	$	% of total securities	$	%
U.S. government treasuries	$492,041	59.2%	$320,976	48.7%	$171,065	53.3%
U.S. federal agencies securities	7,435	0.9%	7,879	1.2%	(444)	(5.6%)
Mortgage backed securities	7,134	0.9%	8,563	1.3%	(1,429)	(16.7%)
Corporate bonds	107,667	12.9%	101,444	15.4%	6,223	6.1%
State and municipal securities	217,405	26.1%	220,120	33.4%	(2,715)	(1.2%)
Total securities	$831,682	100.0%	$658,982	100.0%	$172,700	26.2%
Total securities. As of September 30, 2025, the carrying value of our debt securities before the allowance for credit losses was $831.7 million, representing an increase of $172.7 million, or 26.2%, compared to $659.0 as of December 31, 2024. The increase was primarily driven by investments of excess cash into U.S. government treasuries.
U.S. government treasuries. U.S. government treasuries represent debt securities backed by the U.S. Treasury or the full faith and credit of the U.S. government and are guaranteed as to the timely payment of interest and principal when held to maturity. As of September 30, 2025, our U.S. government treasuries increased by $171.1 million or 53.3%, compared to December 31, 2024. The segment increased because we deployed excess cash into liquid, fixed-rate instruments that do not introduce additional credit risk.
U.S. federal agencies securities. U.S. federal agencies securities represent obligations issued by U.S. federal government agencies or government-sponsored enterprises that guarantee repayment of principal at maturity. As of September 30, 2025, U.S. federal agency securities decreased to 0.9% of our securities portfolio due to a security call.
Mortgage backed securities. Our mortgage backed securities portfolio consists of pass through and agency-issued collateralized mortgage obligations. As of September 30, 2025, our mortgage backed securities decreased by $1.4 million, or 16.7%, compared to December 31, 2024, due to principal repayments. During the period, mortgage backed securities represented 0.9% of our securities portfolio.
Corporate bonds. Corporate bonds are debt obligations issued by companies to raise capital and refinance obligations of the issuer. As of September 30, 2025, our corporate bonds increased by $6.2 million, or 6.1%, compared to December 31, 2024, due to purchases exceeding bond maturities.
State and municipal securities. State and municipal securities are debt obligations issued by state and local governments. As of September 30, 2025, our state and municipal securities decreased by $2.7 million or 1.2%, compared to December 31, 2024, because the volume of maturities and calls outpaced our bond purchases.
Allowance for Credit Losses — Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type (U.S. government and federal agencies, agency mortgage backed securities, corporate bonds and state and municipal securities). We estimate expected credit losses based on our historical credit loss information as adjusted for current conditions and reasonable and supportable forecasts. Securities issued by the U.S. Treasury or government agencies are not considered to be credit sensitive as they are explicitly or implicitly guaranteed by the U.S. government, and result in expectations of zero credit loss. Accordingly, management’s analysis of credit loss considers only the corporate and municipal segments. Accrued interest receivable on HTM debt securities totaled $1.8 million as of September 30, 2025 and $1.6 million as of December 31, 2024, respectively, and was excluded from the estimate of credit losses.
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
The following table presents an analysis of the allowance for credit losses on securities:

Held to Maturity:	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Allowance for credit losses at the beginning of period	$144	$248	$202	$348
Provision for (recapture of) credit losses	(11)	13	(69)	(87)
Total charge-offs	—	—	—	—
Total recoveries	—	—	—	—
Net (charge-offs) recoveries	—	—	—	—
Allowance for credit losses at end of period	$133	$261	$133	$261

Average HTM debt securities outstanding	$287,019	$305,564	$292,065	$307,389
Total outstanding HTM debt securities at end of each period	283,913	302,609	283,913	302,609
Ratio of allowance to total HTM debt securities outstanding at period end	0.05%	0.09%	0.05%	0.09%
Ratio of nonaccrual HTM securities to total HTM securities outstanding at period end	—%	—%	—%	—%
Ratio of allowance to nonaccrual debt securities at period end	—%	—%	—%	—%

Available for Sale:	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Allowance for credit losses at the beginning of period	$—	$—	$—	$—
Provision for (recapture of) credit losses	—	—	—	(210)
Total charge-offs	—	—	—	—
Total recoveries	—	—	—	210
Net (charge-offs) recoveries	—	—	—	210
Allowance for credit losses at end of period	$—	$—	$—	$—

Average AFS debt securities outstanding	$489,682	$295,789	$446,810	$268,289
Total outstanding AFS debt securities at end of each period	547,769	294,754	547,769	294,754
Ratio of allowance to total AFS debt securities outstanding at period end	—%	—%	—%	—%
Ratio of nonaccrual AFS securities to total AFS securities outstanding at period end	—%	—%	—%	—%
Ratio of allowance to nonaccrual debt securities at period end	—%	—%	—%	—%
During the nine months ended September 30, 2024, we received proceeds totaling $210 thousand for a corporate bond previously written off and recorded a recovery of credit losses. There was no further activity related to the AFS allowance for credit losses in 2024, and no activity in 2025.

The following table presents the allocation of the allowance for credit losses on our HTM securities portfolios by segment. There was no ACL established for the AFS portfolio as of the indicated period ends.

	As of September 30,		As of December 31,
	2025		2024
Balance at the end of each period (dollars in thousands)	Amount	% to total HTM bonds	Amount	% to total HTM bonds
U.S. government and federal agencies	$—	—%	$—	—%
Mortgage backed securities	—	—%	—	—%
Corporate	104	0.04%	171	0.06%
State and municipal	29	0.01%	31	0.01%
Total	$133	0.05%	$202	0.07%
The following tables present the allocation of the net charge offs within the AFS securities portfolio by segment.

	Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding
U.S. government and federal agencies	$—	$331,108	—%	$—	$137,116	—%
Mortgage backed securities	—	6,245	—%	—	8,137	—%
Corporate	—	54,757	—%	—	51,331	—%
State and municipal	—	97,572	—%	—	99,205	—%

	Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding
U.S. government and federal agencies	$—	$293,868	—%	$—	$108,397	—%
Mortgage backed securities	—	6,628	—%	—	8,274	—%
Corporate	—	49,330	—%	210	52,369	0.08%
State and municipal	—	96,984	—%	—	99,249	—%

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

The following table summarizes our loan portfolio by the type of loans as of the dates indicated:

	As of September 30,		As of December 31,
	2025		2024		Change
(dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	$	%
Commercial real estate	$49,061	17.3%	$53,480	17.1%	$(4,419)	(8.3%)
Commercial	4,418	1.5%	27,883	8.9%	(23,465)	(84.2%)
Residential real estate, closed-end	209,663	73.8%	210,730	67.2%	(1,067)	(0.5%)
Other consumer loans	20,942	7.4%	21,194	6.8%	(252)	(1.2%)
Total	$284,084	100.0%	$313,287	100.0%	$(29,203)	(9.3%)

As of September 30, 2025, our total loans decreased by $29.2 million or 9.3%, compared to December 31, 2024. The decrease reflects: cyclical principal curtailments in commercial loans from political organization borrowers; the strategic reduction in our commercial real estate lending, specifically reducing our non-owner occupied office loans, to reduce our exposure to this sector; and a decrease in the consumer portfolio.
Commercial real estate loans. Commercial real estate loans are generally long-term loans secured by a commercial property that is either owner-occupied or investor owned. This category also includes commercial construction loans and multifamily residential property loans. Management has strategically allowed a decline in the commercial real estate portfolio, specifically within the non-owner occupied office loans sector, which decreased 49.0% from December 31, 2024. Rising interest rates have increased the cost of borrowing and remote work trends continue to be a concern. These factors negatively impact the value of commercial properties, making commercial real estate loans less attractive. As of September 30, 2025, our commercial real estate loans decreased by $4.4 million, or 8.3%, compared to December 31, 2024.
As of September 30, 2025, our commercial real estate portfolio included owner-occupied and non-owner-occupied commercial real estate loans and were concentrated in certain sectors and in the Washington, D.C. metropolitan area:
•Owner-Occupied vs. Non-Owner-Occupied Properties: Our commercial real estate loans include both owner-occupied and non-owner-occupied properties. As of September 30, 2025 and December 31, 2024, we had $17.5 million and $18.7 million, respectively, in owner-occupied loans and $31.5 million and $34.8 million, respectively, in non-owner-occupied loans. Non-owner-occupied properties depend on rental income for repayment. Factors such as market conditions, tenant defaults, and vacancies could reduce cash flow from these properties, leading to increased delinquencies and potential losses.
•Sector Concentration: Our commercial real estate loan portfolio is concentrated in the office, retail, multifamily, and hotels sectors. As of September 30, 2025, our non-owner-occupied office loans totaled $3.2 million, retail loans totaled $12.4 million, multifamily loans totaled $9.0 million, and hotel loans totaled $3.8 million. At December 31, 2024, our non-owner occupied office loans totaled $6.4 million, retail loans totaled $12.8 million, multifamily loans totaled $7.4 million, and hotel loans totaled $4.0 million.
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
Commercial. Commercial loans, consisting of commercial and industrial (C&I) term loans or lines of credit exhibit cyclicality as a percentage of our loan portfolio due to the involvement of political organizations in this segment. C&I loans include unsecured or UCC secured lending, accounts receivable, equipment financing loans or working capital loans. As of September 30, 2025, our commercial loans decreased by $23.5 million, or 84.2%, compared to December 31, 2024. The decline was primarily due to several large principal curtailments from political organizations, which are consistent with prior cycles, as well as a large payoff by a commercial borrower in the commercial real estate services sector late in the second quarter.
Residential real estate loans, closed-end. Single family (1-4 units) residential mortgage loans are primarily secured by owner-occupied primary and secondary residences and are “closed-end” mortgage loans, which means that the loan amount is fixed at the outset and repaid over a set term without the ability to re-borrow. While the balance of our residential real estate loans as of September 30, 2025 decreased by $1.1 million, or 0.5%, compared to December 31, 2024 reflecting runoff through amortization and limited new portfolio originations, our residential real estate loans make up a greater share of our total loans as compared to December 31, 2024, increasing from 67.2% to 73.8%.
Other consumer loans. Other consumer loans include residential construction loans, revolving loans secured by residential properties, commonly known as home equity lines of credit (“HELOCs”), and loans made directly to individuals for non-business purposes which may be secured or unsecured. As of September 30, 2025, other consumer loans decreased by $0.3 million, or 1.2%, from December 31, 2024. The following table presents the components of other consumer loans:

	As of September 30,	As of December 31,
(dollars in thousands)	2025	2024
Residential construction loans	$2,888	$1,806
HELOCs	15,288	16,373
Consumer secured	2,300	2,428
Consumer unsecured	466	587
Total consumer loans	$20,942	$21,194
Loan Maturity and Sensitivity to Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of the loans may differ from the maturities reflected below because consumer borrowers and some commercial borrowers have the right to prepay obligations with or without prepayment penalties. As of September 30, 2025, variable rate loans, which include floating and adjustable rate structures, comprised 70.1% of our loan portfolio. Our variable rate loans primarily consist of adjustable residential real estate loans with initial fixed-rate periods of three, five, seven or ten years, which, depending on the loan program, reprice every one, three, or five years after the initial fixed-rate period. Variable rate loans provide a better match against our deposit liabilities and reduce our interest rate risk.
The following table details maturities and sensitivity to interest rate changes for our loan portfolio as of September 30, 2025, and the contractual maturity and interest-rate profile of our loan portfolio:

At September 30, 2025	Remaining Contractual Maturity Held for Investment
(dollars in thousands)	One year or less	After one year through five years	After five years and through fifteen years	After fifteen years	Total
Fixed rate loans:
Commercial real estate	$1,003	$19,658	$20,042	$—	$40,703
Commercial	—	1,257	7	—	1,264
Residential real estate, closed-end	457	1,211	32,006	6,995	40,669
Other consumer loans	259	2,071	—	—	2,330
Total fixed rate loans	$1,719	$24,197	$52,055	$6,995	$84,966
Variable rate loans:
Commercial real estate	$—	$207	$7,976	$175	$8,358
Commercial	2,323	33	798	—	3,154
Residential real estate, closed-end	691	55	5,626	162,622	168,994
Other consumer loans	2,548	6,606	7,365	2,093	18,612
Total variable rate loans	$5,562	$6,901	$21,765	$164,890	$199,118
Total loans	$7,281	$31,098	$73,820	$171,885	$284,084
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
As of September 30, 2025 and December 31, 2024, based on our internal classifications, we did not identify any assets that met our criteria for classification as non-performing assets or OREO.
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
The following table presents an analysis of the allowance for credit losses:

	As of and for the three months ended September 30,		As of and for the nine months ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Allowance for credit losses at the beginning of period	$4,193	$4,337	$4,514	$4,319
Provision for (recapture of) credit losses	(83)	(131)	(404)	(113)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses at end of period	$4,110	$4,206	$4,110	$4,206

Average loans held for investment outstanding	$285,671	$302,547	$296,194	$302,547
Total loans outstanding at end of each period	284,084	300,032	284,084	300,032
Ratio of allowance to total loans outstanding at period end	1.45%	1.40%	1.45%	1.40%
Ratio of nonaccrual loans to total loans outstanding at period end	—%	—%	—%	—%
Ratio of allowance to nonaccrual loans at period end	—%	—%	—%	—%
The following table presents the allocation of the allowance for credit losses:

	As of September 30,		As of December 31,
	2025		2024
(dollars in thousands)	Amount	% of total loans	Amount	% of total loans
Commercial real estate	$1,297	0.46%	$1,140	0.36%
Commercial	77	0.03%	483	0.15%
Residential real estate	2,471	0.87%	2,644	0.84%
Other consumer loans	265	0.09%	247	0.08%
Total	$4,110	1.45%	$4,514	1.44%
The allocations of the allowance between loan segments did not vary significantly during the periods presented. However, we note a modest migration of applied allowances from the commercial non-real estate segment as of December 31, 2024 to the commercial real estate segment as of September 30, 2025. This migration was caused by a decline in the commercial portfolio’s outstanding balance and an increase in the qualitative risk assessment applicable to the commercial real estate segment.
There were no loan charge-offs for the interim period ended September 30, 2025 or the year ended December 31, 2024. As a result, the ratio of loan charge-offs to average loans outstanding was 0.00% for all reported periods.

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
We are a member of the IntraFi® Cash Services network, which allows our deposit clients to enroll in the ICS® program. This program is designed to provide our clients with access to FDIC insurance beyond the standard maximum deposit insurance amount at a single insured depository institution. For accounts enrolled in this service, we select whether each account should be in a reciprocal position or a one-way sell position. A reciprocal position means that we receive an equal amount of network deposits for our enrolled accounts, and those deposits are reflected on our balance sheet. If we elect to receive reciprocal deposits, we are required to pay a fee to IntraFi® equal to our reciprocal deposits balances multiplied by an annualized rate of 0.125% as of September 30, 2025. Conversely, we do not receive reciprocal network funding when accounts are positioned as One-Way Sell®, and therefore the deposits are not reported on the balance sheet. For deposits placed at other participating banks as One-Way Sell® deposits, we receive deposit placement services income, which is inversely related to the interest rate on the deposit account, meaning that we receive less deposit placement services income for placing deposits with a higher interest rate.
During periods of increased political organization deposits, which typically occur in connection with election cycles, we may adjust the positioning of certain accounts enrolled in the ICS® program. These adjustments can include changing some accounts from a reciprocal position to a One-Way Sell® position, which affects whether and how these deposits are reflected on our balance sheet. These adjustments are part of our overall asset and liability management strategy, which aims to maintain appropriate balance sheet metrics in accordance with regulatory guidelines and our risk management policies. As of September 30, 2025, our balance sheet reflected $228.2 million of reciprocal ICS® deposits. Deposits totaling $146.4 million as of September 30, 2025 were placed at other participating banks as One-Way Sell® deposits. Our deposit placement services income was $174 thousand and $466 thousand, respectively, for the three and nine months ended September 30, 2025. If we were to convert some or all of these deposits into reciprocal deposits, bringing them back onto our balance sheet, we would expect to receive interest income by investing these deposits, but our deposit placement services income would decline and our interest on deposits, FDIC and regulatory assessments and the fee we pay to IntraFi® would increase.
Our participation in the ICS® network is subject to certain terms and conditions, and there can be no assurances that we will be able to participate in the ICS® network in the future. As of September 30, 2025, the terms and conditions for participation in the ICS® network include a $285.0 million limit on the amount of each participating client’s ICS® deposits that may be placed at other banks within the ICS® network, a $3.5 billion and $6.5 billion limit on the maximum amount of savings account deposits and demand account deposits, respectively, that a bank may place at other banks as reciprocal deposits, and a $10.0 billion limit on the maximum amount of deposits that a bank may place at other banks as One-Way Sell® deposits. The terms and conditions also include limitations on a bank’s ability to receive reciprocal deposits, place One-Way Sell® deposits, or receive One-Way Buy® deposits if the bank is not “well capitalized” under the applicable federal banking regulations.
We are subject to various fees associated with the placement and management of deposits within the ICS® network, as outlined in the IntraFi® Participating Institution Agreement. When we elect to receive reciprocal deposits, which are network deposits that are matched with equivalent funds placed by other participating institutions, we incur an “IntraFi Placement Fee.” As of September 30, 2025, the annualized rate for this fee was 0.125%, which is applied to the reciprocal deposits balance to determine the amount of the fee incurred. This fee increases our overall operating expenses, impacting our net income.
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
Despite the outflows, deposit levels have increased through the end of the third quarter. Total consolidated deposits rose by $262.4 million between April 15, 2025 and September 30, 2025, ending the quarter at $1.4 billion. As of September 30, 2025, three political organization accounts individually exceeded 5% of total consolidated deposits. The total deposit balance related to these clients was $229.9 million or 16.8% of total deposits.
The following table presents the types of deposits compared to total deposits for the periods indicated:

	As of September 30, 2025		As of December 31, 2024		Change
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits	$	%
Noninterest-bearing	$944,838	69.2%	$913,379	73.1%	$31,459	3.4%
Savings, interest-bearing and money market accounts	410,280	30.1%	324,845	26.0%	85,435	26.3%
Time, $250 and over	4,781	0.4%	6,510	0.5%	(1,729)	(26.6%)
Other time	4,641	0.3%	5,201	0.4%	(560)	(10.8%)
Total	$1,364,540	100.0%	$1,249,935	100.0%	$114,605	9.2%
The $85.4 million, or 26.3% increase in savings, interest-bearing, and money market accounts from December 31, 2024 to September 30, 2025 was the result of increased ICS® reciprocal deposits being held on the Company’s balance sheet. The ICS® reciprocal deposits increased from $130.3 million at December 31, 2024 to $228.2 million at September 30, 2025.
The following table presents the average balances and average rates paid for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$898,669	0.00%	$1,134,556	0.00%	$962,562	0.00%	$944,693	0.00%
Savings, interest-bearing checking and money market accounts	396,100	1.10%	207,387	1.39%	358,113	1.05%	221,488	1.29%
Time, $250 and over	4,985	2.70%	6,584	2.96%	5,530	2.76%	7,966	2.95%
Other time	4,782	2.34%	5,303	2.78%	5,006	2.48%	5,945	2.88%
Total average deposits	$1,304,536	0.35%	$1,353,830	0.08%	$1,331,211	0.30%	$1,180,092	0.28%
FDIC deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. We estimate total uninsured deposits were $833.5 million and $857.8 million as of September 30, 2025 and December 31, 2024, respectively, representing approximately 61.1% and 68.6% of our deposit portfolio as of September 30, 2025 and December 31, 2024, respectively.

The maturity profiles of our uninsured time deposits, those deposits that exceed the FDIC insurance limit, as of September 30, 2025 are as follows:

(dollars in thousands)	Three Months or Less	More than Three Months to Twelve Months	More than Twelve Months to Three Years	More than Three years	Total
Time deposits, uninsured	$503	$4,278	$—	$—	$4,781
Borrowings
The Bank has several supplementary funding sources, including a secured line of credit with the FHLB and various available secured and unsecured lines of credit with correspondent banks.
Federal Home Loan Bank Advance. The Bank has a secured line of credit with the FHLB, which is renewed annually in December, and which requires the Bank to pledge collateral to establish credit availability. The Bank has historically pledged single-family residential real estate loans within the Bank’s loan portfolio to establish credit availability. As of September 30, 2025 and December 31, 2024, the secured line of credit had no collateral pledged and therefore no available or outstanding balance.
Federal Reserve Bank Discount Window. The Bank also maintains eligibility for a secured line of credit with the FRB. To establish credit availability, the Bank will typically pledge securities. At September 30, 2025 and December 31, 2024, the Bank had not pledged any collateral to the FRB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
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
As of September 30, 2025 and December 31, 2024, the Bank had no outstanding balances under these federal funds purchase lines.
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
The contractual amounts of financial instruments with off-balance sheet commitments are as follows:

	As of September 30,	As of December 31,
(dollars in thousands)	2025	2024
Commitments to grant loans	$2,795	$408
Credit card lines	1,343	762
Unfunded commitments under lines of credit	21,092	22,230
Standby letters of credit	3,094	4,491

Commitments to grant loans increased by $2.4 million, or 585.1%, from December 31, 2024 to September 30, 2025, primarily due to residential real estate and commercial loans which were in the process of origination at September 30, 2025. Credit card lines increased by $581 thousand, or 76.2% during the period, due to growth in the business credit card program. Unfunded commitments under lines of credit stayed relatively consistent from December 31, 2024 to September 30, 2025. Standby letters of credit decreased $1.4 million, or 31.1%, due to a decrease in volume, primarily related to cyclical political line activity.
For information regarding the arrangement related to the ICS® network and related One-Way Sell® deposits, see “— Deposits” above.
Liquidity and Capital Management
Liquidity Management
Liquidity refers to our capacity to meet cash and collateral obligations in a timely manner. Maintaining appropriate levels of liquidity depends on our ability to address both expected and unexpected cash flows and collateral needs while aiming to avoid adverse effects on our daily operations or the financial condition of the Bank. Effective liquidity management is considered essential to our business model, as deposits, which can generally be withdrawn on demand, form a primary source of our funding. See “— Financial Condition — Deposits” for more information regarding fluctuations in our deposit base. We employ various strategies intended to manage liquidity. Our account at the Federal Reserve, which held approximately $388.2 million as of September 30, 2025, serves as a primary source of liquidity for daily and ongoing activities. We also maintain additional supplemental sources of liquidity, as discussed below. For regulatory reporting purposes, the liquidity ratio is typically calculated as the sum of our cash and cash equivalents plus unpledged securities classified as investment grade divided by total liabilities. Based on this calculation method, as of September 30, 2025 and December 31, 2024, our reported liquidity ratios were 89.54% and 85.13%, respectively. As of September 30, 2025, we had $146.4 million in One-Way Sell® deposit accounts through the ICS® platform that could be converted to a reciprocal position in order to provide additional near-term liquidity. It is important to note that these ratios and amounts are point-in-time measurements and may not be indicative of future liquidity positions.
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
Management estimates that up to 61.1% of deposits were uninsured as of September 30, 2025. To obtain FDIC insurance for deposits exceeding the $250 thousand threshold, some clients enroll in the ICS®, which is described in greater detail under “— Deposits” above. As of September 30, 2025, deposit balances totaling $374.7 million were enrolled in the ICS® program. $146.4 million these deposits were positioned as One-Way Sell® deposits and are therefore not reflected on the balance sheet. The Bank has the flexibility to convert these One-Way Sell® deposits into reciprocal deposits, which would then appear on the balance sheet. To fund the outflow of deposits during phases of the federal election cycle when campaigns and committees are actively spending, management will rely on the Bank’s cash balances at the Federal Reserve and conversion of One-Way Sell® accounts to reciprocal as its primary sources of liquidity. Similar to other deposits, depositors may withdraw their One-Way Sell® deposits at any time, which could impact the volume of One-Way Sell® deposits available for conversion to reciprocal.
In addition to the primary sources of liquidity discussed above, we maintain secured lines of credit with the FHLB and the Federal Reserve Discount Window, for which we can borrow up to the allowable amount of pledged collateral. The Bank can advance FHLB funds of up to 25% of assets as reported in its latest Call Report, which the Bank files with the FFIEC on a quarterly basis, using pledged collateral such as qualifying mortgages and investment securities. Based on the September 30, 2025 Call Report, 25% of total assets equates to credit availability of $383.6 million. As of September 30, 2025, we had no collateral pledged or outstanding balance with the FHLB or Federal Reserve.

The Bank has access to additional unsecured funding through its account with ICS®. The Bank can request funding of up to 10% of total assets, which equates to $153.4 million as of the Bank’s September 30, 2025 Call Report, in a One-Way Buy® of daily maturing or term deposit products. Requesting One-Way Buy® deposits requires us to submit a bid including the rate we are willing to pay for the deposits, and such request may be fulfilled in whole, in part, or not at all. If demand for One-Way Buy® deposits is high, then the rate required to successfully bid for One-Way Buy® deposits would be expected to increase, and so One-Way Buy® deposits may be a less reliable source of liquidity. As of September 30, 2025, there was no outstanding balance.
The Bank maintains unsecured lines of credit with three correspondent banks that provide combined availability of $68.0 million. There were no outstanding balances as of September 30, 2025 or December 31, 2024.
As an intermediate source of liquidity, we may sell AFS securities or allow AFS and HTM securities to mature without reinvestment in the securities portfolio. As of September 30, 2025, our AFS securities portfolio had a fair value of $547.8 million, and our total AFS and HTM debt securities portfolio had an amortized cost of $834.5 million, including $348.1 million of bonds maturing within a year and $403.3 million of bonds maturing between one and five years. Our bond portfolio is structured to provide liquidity when management anticipates it will be needed, and a portion of our AFS bonds are invested in liquid investments like U.S. Treasury securities. In the event liquidity is needed from the bond portfolio, management will take into consideration a number of factors when determining which investments to sell. Variables include the marketability of the bonds, current prices and estimated losses, and other factors.
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
Stockholders’ equity as of September 30, 2025 was $163.1 million, an increase of $18.9 million compared to $144.2 million as of December 31, 2024. Net income for the nine months ended September 30, 2025 contributed $14.9 million to the increase in stockholders’ equity. The remaining change was due to a $4.0 million decrease in accumulated other comprehensive loss during the nine months ended September 30, 2025, primarily reflecting an improvement in the market value of the AFS securities portfolio.
Book value per share as of September 30, 2025 and December 31, 2024 was $24.86 and $21.98, respectively. The increase between periods is primarily the result of earnings. The remaining increase is due to the improvement in the market value of the AFS securities portfolio which caused the accumulated other comprehensive loss to decline.
Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of September 30, 2025 and December 31, 2024, respectively, 57.9% and 52.4% of the Bank’s total assets were invested in such zero-risk assets. The tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as tier 1 capital divided by total average assets for the quarter.
The Bank’s capital level is characterized as “well capitalized” under the Basel III Capital Rules. A summary of the Bank’s regulatory capital ratios, and minimum requirement to be considered “well capitalized” are presented below:

					Well- capitalized requirement
	September 30, 2025		December 31, 2024
($ in thousands)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital ratio	$159,723	42.41%	$131,750	32.94%	10.00%
Tier 1 risk-based capital ratio	155,480	41.29%	127,034	31.76%	8.00%
Common equity tier one risk-based capital ratio	155,480	41.29%	127,034	31.76%	6.50%
Tier 1 leverage ratio	155,480	10.53%	127,034	9.57%	5.00%
During periods of growth in deposits due to seasonality, our assets could reach a level that would require the Bank to control the level of these deposits or require the Company to obtain additional capital to maintain a Tier 1 leverage ratio that exceeds our internal regulatory capital policies or targets and satisfies regulatory requirements. We use the ICS® network to help manage our Tier 1 leverage ratio by moving certain deposit accounts off our balance sheet by placing the deposits at other banks as One-Way Sell® deposits. As of September 30, 2025, our deposits enrolled in the ICS® program in a One-Way Sell® position totaled $146.4 million.
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
We had a total one-year cumulative gap in rate-sensitive assets and rate-sensitive liabilities of $640.8 million and $616.5 million as of September 30, 2025 and December 31, 2024, respectively, indicating that, overall, our assets will reprice before our liabilities. Generally, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, decreasing interest rates could reduce net interest income and increasing interest rates could increase net interest income.
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

Change in interest rates (ramped)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2025	(16.98%)	(12.66%)	(8.33%)	(4.26%)	4.14%	8.45%	12.69%	16.78%
December 31, 2024	(18.05%)	(13.46%)	(8.98%)	(4.55%)	4.45%	8.93%	13.37%	17.91%

Change in interest rates (immediate)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2025	(39.16%)	(30.68%)	(20.23%)	(9.94%)	9.72%	19.50%	28.97%	38.69%
December 31, 2024	(48.48%)	(36.12%)	(23.86%)	(11.92%)	11.80%	23.50%	35.42%	47.20%
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

Change in interest rates	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2025	(6.65%)	(4.52%)	(2.27%)	(0.91%)	0.55%	1.17%	1.78%	2.49%
December 31, 2024	(5.48%)	(3.37%)	(1.72%)	(1.19%)	0.36%	0.68%	1.32%	2.12%
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

CHAIN BRIDGE BANCORP, INC.

Dated: November 7, 2025	By:	/s/ John J. Brough
	Name:	John J. Brough
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 7, 2025	By:	/s/ Joanna R. Williamson
	Name:	Joanna R. Williamson
	Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)