Form 10-K
period 2025-12-31
CHAIN BRIDGE BANCORP INC
filed 2026-03-20
CIK 1392272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025, based on the closing price of $25.77 per share of the registrant’s Class A common stock as reported by The New York Stock Exchange on June 30, 2025, was approximately $80,267,000.
As of March 19, 2026, the registrant had outstanding 3,322,762 shares of Class A Common Stock, par value $0.01 per share and 3,239,055 shares of the registrant's Class B Common Stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Chain Bridge Bancorp, Inc.’s Proxy Statement to be filed with the United States Securities and Exchange Commission in connection with Chain Bridge Bancorp, Inc.’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Class A common stock	Our Class A common stock, par value $0.01 per share
Class B common stock	Our Class B common stock, par value $0.01 per share
Common stock	Our Class A common stock and our Class B common stock
CRE	Commercial real estate
DGCL	Delaware General Corporation Law
EPS	Earnings per share
EVE	Economic value of equity
FASB	Financial Accounting Standard Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve System, the Board of Governors of the Federal Reserve System, or the Federal Reserve Bank of Richmond, Virginia
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
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

FRB	Federal Reserve Bank of Richmond

GAAP	Generally Accepted Accounting Principles
HTM	Held to Maturity
ICS®	IntraFi Cash Service®
IPO	Initial public offering
IT	Information Technology
IT Committee	Information Technology Committee of the Board of Directors of Chain Bridge Bank, N.A.
N/A	Not Applicable
NBID	The National Bank Interdeposit Network
NM	Not Meaningful (Comparisons of positive and negative values or to zero values are considered not meaningful)
OCC	Office of the Comptroller of the Currency
Old common stock	Our common stock, par value $1.00 per share, prior to the Reclassification
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
This Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other variations or comparable terminology and expressions. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategies, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The forward-looking statements are contained in this Annual Report on Form 10-K include, but are not limited to, statements relating to:
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
As of December 31, 2025, we held total assets of $1.8 billion, including $586.6 million in cash and cash equivalents, of which $580.9 million were interest-bearing reserves held at the Federal Reserve. Our portfolio included $865.4 million in securities, with $527.8 million or 61.0% of that in U.S. Treasury securities. Net loans held for investment, after accounting for deferred fees and costs and allowances, totaled $270.7 million. Our total deposits stood at $1.6 billion, with stockholders’ equity at $169.2 million. Approximately 95.3% of these deposits were held in transaction accounts (as such term is defined in the instructions for the Call Report, which the Bank files with the FFIEC on a quarterly basis). Our loan-to-deposit ratio was 17.46%.
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
Lending Approach and Credit Risk Management
Our lending policies are designed to manage credit risk. Our approach has historically resulted in what we consider to be low levels of non-performing loans and loan charge-offs. As of December 31, 2025, we have reported no non-performing assets since June 30, 2012. The Company has not reported any loan charge-offs since the third quarter of 2017 and has incurred a cumulative net loan charge-offs of $265 thousand since inception.

Deposit Composition and Strategy
We aim to attract transaction account deposits, particularly from commercial clients. Our investment approach for these funds is intended to be conservative, based on our interpretation of prudent banking practices and current regulatory guidelines.
As of December 31, 2025, we served deposit clients in 49 states, the District of Columbia, and Puerto Rico.
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
At December 31, 2025, 95.3% of our total deposits were held in transaction accounts. For the year ended December 31, 2025, our cost of funds was 0.32%.
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
Our business model operates without a traditional branch network. As of December 31, 2025, we provide in-person banking services exclusively from our headquarters and do not operate additional physical banking locations. Based on our experience, we believe many of our clients prefer to conduct their banking transactions electronically through our digital platform, which offers services such as mobile deposit, ACH, wire transfers, and bill payment. This approach allows clients to manage their banking needs from anywhere, reducing the need to visit a physical branch.
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

Serving Political Organizations
We focus on clients and business segments where our experience may offer advantages, such as services for political organizations and related entities, including treasury management, deposit services, and trust and wealth management. Our approach generally favors developing capabilities in less saturated sectors and avoiding highly competitive markets, like commercial real estate or mass-market consumer banking. We have historically grown organically and many of our new business opportunities have come through word-of-mouth referrals. We believe our client-focused approach has contributed to maintaining strong relationships.
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
Historically, deposits from political organizations have typically increased in the periods leading up to federal elections, declined in the quarters around federal elections, and tended to rebuild gradually in the quarters following federal elections. Although the timing and magnitude of these flows have varied from cycle to cycle, such fluctuations are longstanding characteristics of our deposit base. Election outcomes may also influence deposit activity, including post-election inflows driven by new fundraising or account activities. For further details regarding these seasonal fluctuations and their impact on our financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Certain clients organized under Section 501(c)(4) of the Internal Revenue Code as social welfare organizations may experience fluctuations in deposit balances and transaction activity in connection with issue advocacy or public policy initiatives. Although such activity may occur during election cycles, these organizations are not considered “political organizations” under the Company’s definition, which is limited to entities organized under Section 527 of the Internal Revenue Code and related campaign and party committees. The Company manages potential variability associated with such activity through its liquidity and asset allocation practices.
Competition
The banking industry is highly competitive. We compete for loans, deposits, capital and fiduciary services with other banks and other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings and loan associations, credit unions, mortgage brokers, fintechs, and private lenders, many of which have substantially greater resources or are subject to less stringent regulations. We primarily compete for commercial deposit accounts with the country’s largest banks, which have national reach, and regional banks, some of which also have national reach and advanced technology and treasury management platforms for commercial clients. We also compete with other state, national and international financial institutions located in our market areas, as well as savings associations, savings banks and credit unions for loans and retail deposits. Competition among providers of financial products and services continues to increase, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives, including fintech companies, and the emergence, adoption and evolution of new technologies that do not require intermediation, including stablecoins, digital assets, blockchains, and other technologies based on distributed ledgers, all of which have grown significantly in recent years. The ability of non-bank financial institutions to provide services previously limited to commercial banks has intensified competition. See “Risk Factors — Other Risks Related to Our Business — There is no assurance that the Bank will be able to compete successfully with others for its business.”
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
Deposit Services
As of December 31, 2025, transaction account deposit balances made up 95.3% of our total deposits. We provide a variety of commercial and personal deposit services to commercial and individual clients.
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
We provide deposit services electronically, which allows us to avoid the costs associated with maintaining a traditional branch network, allowing us to invest more in people and technology and provide our deposit services to clients nationwide. We are also a member of the IntraFi® network of institutions, which allows our deposit clients to enroll in the ICS® program to achieve full FDIC insurance. For a discussion of the ICS® program, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As of December 31, 2025, we held deposits from clients across 49 states, the District of Columbia, and Puerto Rico, with approximately 37.2% of total deposits and One-Way Sell® deposits from the District of Columbia and approximately 24.6% from Virginia.
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

Lending
We provide lending services to consumers and commercial borrowers primarily located in the Washington, D.C. metropolitan area. As of December 31, 2025, our loan portfolio consisted of 73.2% in residential real estate loans, 17.6% in commercial real estate loans, 1.6% in commercial loans, and 7.6% in consumer loans, and approximately 83.4% of our loans were to borrowers located in the Washington, D.C. metropolitan area.
Consumer Lending. Our consumer lending primarily consists of residential mortgage financing, with a primary focus on adjustable rate mortgages. Long-term fixed-rate mortgages exceeding fifteen years are generally not retained on our balance sheet. We specialize in non-conforming jumbo mortgages designed for individuals with sophisticated financial profiles and diverse income streams, as well as construction loans for building or renovating a primary residence. As of December 31, 2025, the Bank held 44 non-conforming single-family residential jumbo mortgage loans with an aggregate balance of $82.0 million, representing 42.0% of the Bank’s total single-family residential mortgage portfolio. We also provide co-op financing, a service typically not offered by mass retail lenders.
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
Commercial Lending. We provide commercial real estate loans and commercial loans to businesses primarily located in the Washington, D.C. area. We also provide commercial real estate loans secured by income-producing properties or owner-occupied properties. We also provide commercial loans to finance a range of business needs, including expansion, equipment purchases and working capital. In the fourth quarter of 2023, we launched our own branded business credit card program, offering both secured and unsecured credit lines, helping us reduce our reliance on third-party product providers. Our secured business credit card provides businesses with a credit line backed by collateral. Our unsecured business credit card offers a line of credit without collateral, suitable for established businesses with strong credit histories. This initiative was designed to meet the needs of our commercial clients. As of December 31, 2025, the outstanding balance on our business credit cards was immaterial.
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
•Operational risk. Operational risk refers to the risk arising from inadequate or failed internal processes or systems, the misconduct or errors of people or adverse external events. We seek to mitigate operational risks by maintaining adequate staffing and training of our operations team; working with our vendors to use antifraud protections; establishing security procedures for our clients; and engaging in periodic independent audits of our operations and operating controls. We also seek to mitigate operational risks related to misconduct by employees or contractors by implementing internal controls, including dual authorization for monetary transactions, conducting background and credit checks for new hires, screening contractors and third parties providing critical services using a vendor management process, and offering whistleblower protections to our employees to encourage the reporting of misconduct.
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
Human Resources
As of December 31, 2025, we employed the equivalent of 92 full-time employees. None of our employees is party to a collective bargaining agreement. We consider our relationship with our employees to be excellent and have not experienced interruptions of operations due to labor disagreements.
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
Deposit Insurance
The Bank’s deposits are insured by the FDIC up to the applicable limits. Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices; is in an unsafe or unsound condition to continue operations; or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance at the Bank. The FDIC’s DIF is funded by assessments on insured depository institutions, including the Bank, which are subject to adjustment by the FDIC.
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
Community Reinvestment Act
The CRA requires the appropriate federal banking agency, in connection with its examination of a bank, to assess the bank’s record in meeting the credit needs of the communities served by the bank, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of banks that have applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the record of each subsidiary bank of the applicant bank holding company is subject to assessment in considering the application. Under the CRA, institutions are assigned a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The Bank was rated “outstanding” in its most recent CRA evaluation received on February 24, 2025.
On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data-reporting requirements taking effect January 1, 2027. The final rule is currently enjoined while a federal court considers a lawsuit challenging the rule, and on July 16, 2025, the agencies proposed to rescind the rule and reinstate the prior framework. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules, if implemented, would likely make it more challenging or costly for the Bank to maintain its current rating of “outstanding” or receive a rating of at least “satisfactory” on its CRA evaluation. See “Risk Factors — Legal, Regulatory and Compliance Risks — The Bank is subject to numerous ‘fair and responsible banking’ laws and regulations designed to protect consumers, which increase our compliance costs and subject us to potential legal liability or reputational damage.”
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

Office of Foreign Assets Control
The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) is responsible for administering and enforcing economic and trade sanctions against specified foreign parties, including countries and regimes, foreign individuals, and other foreign organizations and entities. OFAC publishes lists of prohibited parties that are regularly consulted by the Company in the conduct of its business in order to assure its compliance. The Bank is responsible for, among other things, blocking the accounts of, and transactions with, prohibited parties identified by OFAC, avoiding unlicensed trade and financial transactions with such parties, and reporting blocked transactions after their occurrence. Failure to comply with OFAC requirements could have serious legal, financial, and reputational consequences for the Company and Bank.
Privacy Legislation
Several laws, including the Right to Financial Privacy Act of 1978, and related regulations issued by the federal bank regulatory agencies also provide protections against the transfer and use of customer information by financial institutions. A financial institution must provide to its customers information regarding its policies and procedures with respect to the handling of customers’ personal information. Each institution must conduct an internal risk assessment of its ability to protect customer information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated parties without prior notice to and approval from the customer.
In October 2024, the CFPB adopted a rule that requires a provider of payment accounts or products, such as the Bank, to make certain data available to consumers upon request regarding the products or services they obtain from the provider. The proposed rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products and services. For banks with over $850 million and less than $1.5 billion in total assets, such as the Bank, the compliance date for the rule is April 1, 2030, but that deadline is stayed by a court until the CFPB has completed a reconsideration of the rule that the CFPB announced in August 2025.
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
•There can be no assurance that we will be able to maintain or increase our current levels of transaction accounts, noninterest-bearing demand deposits, and level of profitability or growth.
•The use or support of stablecoins by us, or broader market adoption of stablecoins, may expose us to legal, regulatory, operational, and competitive risks.
•We place a significant portion of our clients’ deposits with other banks through the ICS® network, which exposes us to risks that may adversely affect our business, financial condition or results of operations.
•Participation in additional or newer reciprocal deposit networks, including NBID, may introduce operational and regulatory risks.
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
•Compliance with public company reporting and regulatory requirements is costly and resource-intensive and has placed, and will continue to place, additional demands on our personnel and systems.
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
Our operating income and net income depend to a great extent on net interest margin (i.e., the difference between the interest yields earned on cash, loans, securities and other interest-bearing assets and the interest rates paid on interest-bearing deposits, borrowings and other liabilities). Net interest margin is affected by changes in market interest rates because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. For example, when interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. Additionally, because a significant majority of our funding consists of noninterest-bearing deposits and a substantial amount of our assets are invested in cash and cash equivalents, a decrease in short-term interest rates would be expected to immediately reduce our interest income without a corresponding reduction in our interest expense, which would reduce our net interest income. Declines in the Interest on Reserve Balances (IORB) rate would be expected to adversely affect our net interest income unless offset by other factors. These conditions would be expected to adversely affect our business, results of operations and financial condition.
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
We attempt to manage risk from changes in market interest rates by adjusting the rates, maturities, repricing schedules, and balances of various types of interest-earning assets and interest-bearing liabilities. However, interest rate risk management techniques are imprecise and may not effectively mitigate these risks or align with depositor preferences. Moreover, we currently do not employ interest rate derivatives to hedge this risk, relying exclusively on portfolio adjustments, which may prove insufficient against rapid or significant rate fluctuations. As a result, a rapid increase or decrease in interest rates could potentially have an adverse effect on our net interest margin and results of operations. Market interest rates for types of products and services in our market may also fluctuate significantly over time due to competition and local or regional economic conditions. Our interest rate risk management process relies on numerous assumptions, including projections of interest rate trends, assumptions regarding deposit balances, mix and pricing sensitivity, and asset-liability repricing behaviors, which may be inaccurate due to unforeseen market shifts or external factors beyond our control. Furthermore, should we employ derivatives in the future, their implementation costs or ineffective hedging could potentially further complicate risk management. Consequently, there can be no assurance that we will successfully manage our interest rate risk exposure, and actual outcomes may differ materially from our expectations due to factors within or beyond our control.
Increases in interest rates have in the past resulted in, and could in the future result in, unrealized losses on our investment securities portfolio.
We allocate a substantial portion of our assets in investment securities. As of December 31, 2025, approximately 49% of our total assets were held in an investment securities portfolio consisting primarily of U.S. Treasury securities, municipal bonds, and investment-grade corporate bonds—asset classes that are inherently sensitive to changes in interest rates. When interest rates rise, the fair value of fixed-income securities typically declines due to the inverse relationship between interest rates and bond prices. As a result, interest rate increases have previously led to, and could in the future lead to, greater unrealized losses in our investment portfolio. We recognize changes in the estimated fair value of AFS securities through other comprehensive income, whereas HTM securities are reported at amortized cost and changes in estimated fair value are not reported on the balance sheet. When a security is sold, any realized gain or loss is recorded in net income. As of December 31, 2025, our net unrealized losses on available-for-sale securities, after tax, totaled $1.7 million, while net unrealized losses on held-to-maturity securities, after tax, amounted to $9.0 million—a combined total representing 6.2% of our Tier 1 capital. If we were required to liquidate a substantial portion of our investment securities portfolio, we could be forced to sell securities at a loss, which could materially reduce our earnings, adversely affect our regulatory capital ratios, and negatively impact our business and financial condition.
If the average interest rate we pay on our deposits increases, our cost of funds would rise.
A significant majority of our funding consists of noninterest-bearing deposits. As of December 31, 2025, over 75% of our liabilities consisted of noninterest-bearing deposits. During periods of high or increasing interest rates, our clients have in the past shifted, and may in the future shift, their funds to accounts or financial institutions that offer higher interest rates. Further, we estimate that there are periods when a majority of our deposit balances are sourced from political organizations, which cause our deposit balances to fluctuate due to the seasonality of fundraising and spending around elections, and following elections our political organization clients have in the past shifted, and may in the future shift, their funds from noninterest-bearing accounts to interest bearing accounts. See “Our deposits are concentrated in political organizations, which can vary significantly in volume due to seasonality or changes in political activity or campaign finance laws.” Such movements increase our cost of funds and adversely affect our business, financial condition or results of operations and could cause our current business strategy to become unprofitable. Further, to the extent clients withdraw their deposits and move their funds to competitors or alternative investments, we would lose a lower-cost source of funding, which would be expected to adversely affect our business, financial condition or results of operations. See “— Liquidity Risk — Loss of deposits could increase our funding costs or require us to sell assets or borrow.”
Increases in interest rates could result in a decrease in the market value of our loans.
As of December 31, 2025, variable rate loans, which include floating and adjustable rate structures, comprised 69.7% of our loan portfolio. Our variable rate loans primarily consist of adjustable-rate residential real estate loans with initial fixed-rate periods of three, five, seven, or ten years, which, depending on the loan program, reprice every one, three, or five years after the initial fixed-rate period ends, and so a substantial part of our loan portfolio remains sensitive to interest rate changes for extended periods.
When interest rates rise, the market value of loans with longer fixed-rate periods decreases. Unlike our available-for-sale investment securities, our loans are carried at amortized cost on our balance sheet. As a result, increases in interest rates create unrealized losses in our loan portfolio that are not immediately reflected in our financial statements.
These unrealized losses could become realized if we were to sell loans or if the Bank were to be acquired. Additionally, the reduced market value of our loan portfolio in a rising rate environment could negatively impact the economic value of our equity, even if not immediately apparent from our reported financial results. This could potentially affect our ability to raise capital or impact our valuation in a merger or acquisition. See Note 12, “Fair Value Measurements” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information regarding the estimated fair value of our loan portfolio as of December 31, 2025.
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
Our primary source of liquidity is our account at the Federal Reserve, which held $580.9 million at December 31, 2025, which supports our daily and ongoing activities. We also maintain secured lines of credit with the Federal Home Loan Bank (the “FHLB”) and the Federal Reserve’s discount window, which require us to pledge collateral to establish credit availability. Because we have no collateral pledged to support borrowings under our secured line of credit with the FHLB or the Federal Reserve’s discount window, we would need to identify and pledge collateral before we could use the FHLB or the Federal Reserve’s discount window as a source of additional liquidity, and our access to additional liquidity may be delayed or unavailable when needed. In February 2026, we entered into a $15.0 million unsecured revolving credit facility at the holding company level that may provide an additional source of contingent liquidity, subject to its terms and conditions. Another source of liquidity is the principal and interest payments we receive on our loans and investment securities. Cash on hand, cash at third-party banks and available-for-sale debt securities are our most liquid assets. Our investment portfolio is composed of investment-grade securities. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase our cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings and borrowings from the discount window of the Federal Reserve.
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
Like many banking companies, we rely on client deposits to provide a considerable portion of our funding, and we continue to seek client deposits to maintain this funding base. We accept deposits directly from consumer and commercial clients and, as of December 31, 2025, we had $1.6 billion in total deposits. If we are unable to sufficiently maintain or grow our deposits to meet liquidity objectives, we may be subject to paying higher funding costs or unable to satisfy our funding needs.
Our deposits may be subject to dramatic fluctuations in availability or price due to certain factors outside our control, such as a loss of confidence by clients in us or the banking sector generally, client perceptions of our financial health and general reputation, increasing competitive pressures from other financial services firms for consumer or commercial client deposits, changes in interest rates and returns on other investment classes, which could result in significant outflows of deposits within short periods of time or significant changes in pricing necessary to maintain current client deposits or attract additional deposits. Notably, we estimate that there are periods when our deposits received from political organizations constitute at least a majority of our total deposits, and these deposits are generally more seasonal than typical commercial or consumer deposits, aligning with the cycle of federal election campaigns. See “Our deposits are concentrated in political organizations, which can vary significantly in volume due to seasonality or changes in political activity or campaign finance laws.” Further, as of December 31, 2025, we estimate that approximately 75.0% of our total deposits were not insured by the FDIC, and these uninsured deposits may be more likely to be withdrawn if we experience, or are perceived to experience, financial distress or during periods of real or perceived stress or instability in financial markets more generally. See “Our deposits are concentrated in uninsured deposits.” In addition, if our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Also, clients typically move money from bank deposits to alternative investments during high or rising interest rate environments. Checking and savings account balances and other forms of client deposits may decrease when clients perceive alternative investments as providing a better risk/return trade-off. Our clients could take their money out of the Bank and put it in alternative investments, causing us to lose a lower-cost source of funding. Indeed, interest rate shifts in either direction could influence clients’ behavior, priorities, and decision-making towards withdrawing their deposits with us. Clients may also move noninterest-bearing deposits to interest-bearing accounts, increasing the cost of those deposits. Obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present, and our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Higher funding costs could reduce our net interest margin and net interest income and could have a material adverse effect on our business, financial condition and results of operations.
Our deposits are concentrated in political organizations, which can vary significantly in volume due to seasonality or changes in political activity or campaign finance laws.
As of December 31, 2025, we estimate that five of our 11 clients with individual deposit balances exceeding 1.0% of our total deposits were political organization clients, representing 15.4% of our total deposits. These deposits exhibit more seasonality than typical commercial or consumer deposits. Federal election cycles influence our deposit levels, liquidity, and revenues. In the quarters leading up to federal elections, especially presidential elections, our deposits, net interest income, and noninterest income generally increase. Conversely, in the quarters immediately before, during, and after a federal election, we usually experience an outflow of political organization deposits, causing revenue to decline until clients resume fundraising for the next election cycle. Election outcomes may also impact the timing and scale of deposit inflows or outflows from political organizations. The precise amount and timing of these outflows remain uncertain and may differ from historical patterns. Even within our classification of political organizations, some types may exhibit more seasonality. For instance, certain party committee accounts may maintain funds throughout election cycles, while some campaign committees may have accounts that are only established for a single campaign. During periods of high interest rates this seasonality may be exacerbated. We may underestimate the proportion of our deposits subject to seasonality, potentially leading to higher than expected deposit outflows. If our deposit levels decline due to seasonality and we replace them with higher-cost deposits or borrowings, sell investment securities at a discount before maturity, or reduce our interest-bearing assets, our net interest margin, earnings, and earnings per share could be adversely affected.
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
Our ability to raise additional capital will depend on market conditions, economic factors, and other external factors, many of which are outside our control. Consequently, there can be no assurance that we will be able to raise additional capital, whether through equity issuance or by debt financing, on acceptable terms. See “— We may need to raise additional capital in the future, and such capital may not be available when needed or at all.” If we are required to curtail our growth, or if we cannot raise additional capital when needed or on acceptable terms, our results of operations and long-term strategic objectives could be adversely impacted. See “— Legal, Regulatory and Compliance Risks — Government regulation significantly affects our business and may result in higher costs and lower stockholder returns.” As of December 31, 2025, the Bank’s Tier 1 leverage ratio was 9.61% and our One-Way Sell® deposits totaled $359.9 million. If these deposits were included on our balance sheet as of December 31, 2025, we estimate that the Bank’s Tier 1 leverage ratio would have been approximately 8.95%, which exceeds the 5.00% Tier 1 leverage ratio required to be considered “well capitalized” under applicable federal banking regulations.
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
A significant portion of our total deposits are attributable to a fraction of our deposit accounts, particularly during periods of high deposits due to seasonality. As of December 31, 2025, there were 11 clients with individual deposit balances exceeding 1.0% of our total deposits, accounting for 31.0% of our total deposits. We estimate that five of these 11 clients were political organization clients, representing 15.4% of our total deposits, and five of 11 clients were social welfare organizations organized under Section 501(c)(4) of the Internal Revenue Code, representing 14.5% of our total deposits.
Approximately 87% of our total deposit balances were from commercial entities, including businesses, political organizations, trade associations, and nonprofit organizations. These deposit clients are typically intermediated by personal relationships between Bank officers and the commercial client account signers, and therefore can require significant investments of time and resources to maintain. Any deterioration in such relationships, particularly those associated with significant deposit size, could lead to an outflow of deposits and compel us to liquidate interest-earning assets, which could lead to a decline in our earnings. Changes in personnel in these relationships, whether at the Bank or on the part of the client, could cause the relationship to deteriorate and the depositor to leave the Bank.
Further, a concentrated number of firms provide treasury, legal or regulatory compliance services for political organizations. As part of their advisory services, these firms often open deposit accounts with the Bank on behalf of their client or recommend that their clients open up their deposit account with the Bank. These firms are a significant source of our deposits, including through deposit referrals. As of December 31, 2025, of our 11 clients with individual deposit balances exceeding 1.0% of our total deposits, five clients representing 15.4% of our total deposits opened their deposit accounts through firms that provide these services for political organizations. The concentration of deposits associated with these firms may be higher than the figures provided suggest, as our method of tracking these relationships may not capture all relevant connections. If our relationships with these firms deteriorate or if our reputation among these firms suffers and they no longer recommend us, we could experience a reduction in new clients from these firms, potentially leading to an outflow of deposits from existing clients and a failure to acquire new clients through these firms in the future. Additionally, we are not very well known outside of the commercial sectors we primarily serve, especially political organizations, and have little consumer brand recognition in the Washington, D.C. metropolitan area market and no consumer brand recognition in other markets. As a result, our deposit base and earnings may continue to be heavily dependent on our commercial deposit clients for the foreseeable future. The loss of even one of these key relationships could have a material adverse effect on our deposit base and financial condition.

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
As of December 31, 2025, we estimate that approximately $1.2 billion, or approximately 75.0% of our total deposits, were not insured by the FDIC. These uninsured deposits may be more likely to be withdrawn if we experience, or are perceived to experience, financial distress or during periods of real or perceived stress or instability in financial markets more generally. For example, bank failures have caused ongoing concerns about the liquidity of the financial services industry, which could increase deposit outflows due to concerns that deposits held at the Bank exceed the FDIC’s $250,000 per client insurance limit. These concerns may be exacerbated by negative media attention and the rapid spread of rumors, concerns and information, including misinformation on social media, that could cause panic among investors, depositors, clients and the general public. If many clients withdraw their deposits, it could have a material adverse effect on our business, financial condition and results of operations, including by forcing us to seek alternative funding sources, requiring us to sell securities at a loss and limiting our ability to make new investments or loans. See “Loss of deposits could increase our funding costs or require us to sell assets or borrow.”
We do not maintain policies or internal limits regarding our concentration in uninsured deposits. Our estimated uninsured deposits increased to approximately $1.2 billion, or 75.0% of our total deposits, as of December 31, 2025 from approximately $857.8 million, or approximately 68.6% of our total deposits, as of December 31, 2024. Although we have implemented policies and employ strategies to manage our liquidity, as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Management — Liquidity Management,” there can be no assurances that we will be able to successfully manage our liquidity risk, including the risk that our concentration in uninsured deposits may expose us to an increased risk of deposit outflows.
We participate in the ICS® network to provide our clients with additional FDIC insurance coverage for their uninsured balances. For our clients that opt into the ICS® network, this service allows us to place their deposits in increments up to the FDIC insurance limits at other banks within the ICS® network. Participation in any deposit placement network involves operational, counterparty and liquidity risks, and there can be no assurance that the availability of such networks will limit outflows of uninsured deposits or that such networks will remain available on the same terms or at all. Clients may still withdraw funds despite additional coverage, particularly in times of heightened market uncertainty. See “— We place a significant portion of our clients’ deposits with other banks through the ICS® network, which exposes us to risks that may adversely affect our business, financial condition or results of operations.”
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
We have previously borrowed from an unsecured revolving line of credit with a third-party commercial bank and used the proceeds to purchase stock in the Bank to increase its regulatory capital. In October 2024, we used a portion of the net proceeds of our initial public offering to repay that $10.0 million line of credit in full, after which the line of credit was closed. In February 2026, we entered into a new $15.0 million unsecured revolving credit facility at the holding company level.
The new facility contains customary financial and other covenants, including requirements related to the regulatory capital levels of the Bank, and restrictions on additional indebtedness. If we fail to comply with these covenants or experience an event of default, amounts outstanding under the facility could become immediately due and payable. In addition, the facility has a stated maturity date in February 2027, subject to extension at our option if we remain in compliance with its terms. We may not be able to extend or refinance this facility on favorable terms, or at all.

Any inability to access, extend, or refinance this line of credit could limit our financial flexibility, restrict our ability to provide additional capital to the Bank, or adversely affect our liquidity and financial condition.
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
As a result of the Bank’s concentrations of single-family residential jumbo mortgage loans and large commercial loans, a loss on any single large loan or multiple loans could negatively impact our results of operations. As of December 31, 2025, the Bank held 44 non-conforming single-family residential jumbo mortgage loans with an aggregate balance of $82.0 million, representing 42.0% of the Bank’s total single-family residential mortgage portfolio. Additionally, commercial and industrial loans not primarily secured by real estate are typically made based on the ability of the borrower to make payment on the loan from the cash flow of the business, and are collateralized primarily by business assets such as equipment and accounts receivable. These assets are often subject to depreciation over time and may be more difficult than real estate collateral to evaluate, and the value of such assets may be more difficult to realize upon liquidation. As a result, the availability of funds for repayment of such loans is often contingent on the success of the business itself.
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
Our operations are primarily concentrated in the Washington, D.C. metropolitan area market, where our banking office is located. As of December 31, 2025, our loan portfolio had a total balance of $274.8 million in gross loans, consisting primarily of $219.4 million of single-family mortgage loans, home equity lines of credit, and residential construction loans, approximately $48.3 million in commercial real estate (“CRE”) loans secured by properties, $4.5 million of commercial loans to businesses, and approximately $2.6 million of consumer loans. Based on data available, we estimate that approximately 83.4% of our loans are tied to properties or borrowers located in the Washington, DC metropolitan area. Additionally, a majority of our consumer deposit clients also reside in the Washington, D.C. metropolitan area. Because we employ a branch-less business model, our ability to expand our retail lending and deposit businesses beyond this market is limited, which could increase our exposure to local economic disruptions, including potential impacts from changes in federal policies or government spending.
The Washington, D.C. metropolitan area’s economy is heavily dependent on federal government spending, as a significant number of businesses in the area are federal government contractors or subcontractors, or depend on such businesses for a significant portion of their revenues. The U.S. federal government has implemented reductions in federal spending, workforce levels, government contracts, and office space utilization. Additional federal budget reductions, reallocations of spending, or workforce adjustments may occur in future periods. Such measures, as implemented or as may be implemented in the future, could materially weaken the Washington, D.C. metropolitan area economy and, in turn, pose direct risks to our loan portfolio’s credit quality and our overall financial condition. If regional economic conditions deteriorate as a result of federal spending reductions, workforce adjustments, contract terminations, or changes in government office utilization, we may experience: reduced opportunities to maintain or grow business relationships; heightened risks to loan collectability (particularly within our CRE portfolio); declines in collateral values for residential and commercial real estate; decreased loan demand; and possible consumer or business deposit outflows. Any of these developments could have a material adverse effect on our business, results of operations, and financial condition.
Although we do not presently hold a significant amount of loans to federal government contractors or their subcontractors, broader economic repercussions from the federal budgetary policy changes, including reductions in spending, reallocations across industries or geographic regions, or further workforce adjustments, may indirectly impair the financial condition of our borrowers. Permanent or temporary staffing reductions, salary cuts, or furloughs of government employees and contractors could adversely affect other businesses in our market, including property owners leasing to government agencies, vendors, and various commercial and retail enterprises. Such conditions could reduce CRE property values and rental income, which may increase the risk of delinquencies or defaults in our CRE portfolio (including owner-occupied and non-owner occupied properties) and lead to higher provisions for credit losses. As a result, we could face elevated loan delinquencies, defaults, and charge-offs, which would reduce earnings, impair capital and potentially decrease liquidity.
The scope, timing and implementation details of any future federal budgetary actions and workforce adjustments remain uncertain as of the date of this Annual Report on Form 10-K, and their ultimate economic impact on our market area cannot be predicted with certainty. Broader economic weakness resulting from such actions may adversely affect deposit levels if our clients’ financial conditions worsen. There can be no assurance that our historical performance or our risk management practices will insulate us from the adverse effects of federal spending reductions or related policy changes.
Our investment securities portfolio exposes us to risks beyond our market area.
As of December 31, 2025, 49.4% of our assets were invested in securities. The size and composition of the investment securities portfolio depends on the seasonality of deposits from political organization depositors, the concomitant need to maintain a higher degree of liquidity to meet the withdrawal needs of these depositors, and the demand for loans that meet our underwriting criteria.
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
As of December 31, 2025, 14.7% of our assets were invested in securities held to maturity (measured at amortized cost, net of allowance for credit losses), which subject us to certain risks that may adversely affect our business, financial condition or results of operations, including the following:
•Securities held to maturity are carried at amortized cost, and their fair value is not adjusted for changes in interest rates. Consequently, if interest rates rise, the fair value of our securities held to maturity would be expected to decline, but this decrease would not be immediately reflected in our net income or stockholders’ equity. However, this could result in significant unrealized losses. Further, if we were required to sell all or a material portion of our securities held to maturity, we may recognize significant losses that would adversely affect our business, results of operations or financial condition. See “— Interest Rate Risk — Interest rates have in the past resulted in, and could in the future result in, unrealized losses on our investment securities portfolio.” As of December 31, 2025, the carrying value (net of allowance for credit losses) of our securities held to maturity was $256.6 million, compared to a fair value of $245.3 million.
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
There can be no assurance that we will be able to maintain or increase our current levels of transaction accounts, noninterest-bearing demand deposits, and levels of profitability or growth.
As of December 31, 2025, a substantial portion of our deposits were held in transaction accounts, most of which are noninterest-bearing accounts that offer an earnings credit to offset service charges in lieu of interest. Transaction accounts have comprised over 50% of the Bank’s total deposits at each year-end since 2014. As of December 31, 2025, 95.3% and 79.8% of the Company’s deposits were in transaction accounts and noninterest-bearing accounts, respectively. There can be no assurance that the high levels of transaction accounts or noninterest-bearing demand deposits will continue to be held by the Bank, or that they will not decline, and there can be no assurance that the Bank will be able to replace any such deposits at a similar cost, or increase its lending business on a profitable basis. There can be no assurance that we will be able to maintain profitability, continue to grow in a profitable manner, or increase our book value per share, which is one of the metrics we use to measure our performance.

The use or support of stablecoins may expose us to legal, regulatory, operational, and competitive risks.
We do not currently engage in activities relating to stablecoins. If we were to support stablecoin-related services in the future, including facilitating payments using stablecoins, holding stablecoins in a custodial capacity on behalf of clients, holding deposits of stablecoin issuers or holding other reserve assets in a custodial capacity on behalf of stablecoin issuers, we could be exposed to legal, regulatory and operational risks. Although the Guiding and Establishing National Innovation for U.S. Stablecoins (“GENIUS”) Act establishes a federal regulatory framework for payment stablecoins and their issuers, many aspects of its implementation remain in development. In February 2026, the OCC proposed rules to implement certain aspects of the GENIUS Act, including requirements applicable to national banks that hold reserve assets for payment stablecoin issuers. These rules have not been finalized, and rules of other agencies required to issue rules to implement aspects of the GENIUS Act have not been proposed. Future changes in applicable laws, supervisory expectations or interpretive guidance could increase compliance obligations or limit permissible activities.
Any stablecoin-related activity that we might undertake would require implementation of appropriate operational, technological and compliance capabilities. Implementing such capabilities could require reliance on third-party service providers, which would introduce additional vendor-management, integration and oversight risks. Broader market adoption of stablecoins by commercial or nonprofit entities or retail clients could also, over time, affect demand for certain traditional banking services such as those that we offer. Future developments in this area, including regulatory or market changes, could adversely affect our operations, our ability to comply with regulatory requirements, or our ability to attract and retain clients.
We place a significant portion of our clients’ deposits with other banks through the ICS® network, which exposes us to risks that may adversely affect our business, financial condition or results of operations.
We participate in the ICS® network to provide our clients with additional FDIC insurance coverage for their uninsured balances. For our clients that opt into the ICS® network, this service allows us to place their deposits in increments up to the FDIC insurance limits at other banks within the ICS® network. In exchange, we may elect to either receive reciprocal deposits from other banks within the ICS® network or place the deposits at other banks as One-Way Sell® deposits and receive a deposit placement fee. If we elect to receive reciprocal deposits from other banks, the amount of deposits on our balance sheet does not decrease and we earn interest income on these reciprocal balances. Conversely, if we elect to receive a deposit placement fee instead of receiving reciprocal deposits, the deposits are placed at other banks as One-Way Sell® deposits, which reduces the amount of deposits on our balance sheet. This reduction allows us to better manage the size of our balance sheet, and the deposit placement fee increases our noninterest income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Deposits” for more information on ICS® deposits.
As of December 31, 2025, we placed $466.6 million of deposits at other banks through the ICS® network, of which $359.9 million were placed as One-Way Sell® deposits and $106.7 million were retained as reciprocal deposits. Our deposit placement services income totaled $838 thousand for the year ended December 31, 2025. If we were to convert some or all of these One-Way Sell® deposits into reciprocal deposits, bringing them back onto our balance sheet, we would likely gain interest income by investing these deposits, which could increase our net interest income. However, this conversion would result in the loss of deposit placement services income, reducing our noninterest income. Furthermore, we would likely incur interest expense on the reciprocal deposits, which could increase our cost of interest-bearing liabilities and overall cost of funds, and could lower our net interest margin. Additionally, bringing these deposits onto our balance sheet would lead to higher regulatory assessments from both the OCC and the FDIC. The increase in our total assets would raise the base on which these assessments are calculated, and the additional deposits could also impact our risk profile, potentially resulting in higher FDIC risk-based assessments. Additionally, we would be required to pay IntraFi’s fee for the reciprocal feature, which as of December 31, 2025 was 0.125% annualized on the reciprocal deposits balance. While increased interest expense might reduce our net interest margin, the additional interest income could still lead to higher net interest income. Despite this potential benefit, there remains a risk of pressure on our margins and regulatory capital ratios, which could impact our business, financial condition, or results of operations. Additionally, if more than 20% of our total liabilities are classified as reciprocal deposits, the FDIC may categorize the excess over 20% as “brokered deposits.” As a result of the foregoing, our use of the ICS® network exposes us to potential costs and risks that are not incurred with traditional deposit accounts, and if we fail to adequately manage these costs and risks, our business, financial condition, or results of operations could be adversely affected.
If we or our clients are no longer able to participate in the ICS® network, including because IntraFi terminates our participation in the ICS® network, the ICS® network ceases or because of regulatory changes, we may experience deposit withdrawals, lose revenue from deposit placement fees, or experience a sudden increase in our balance sheet that could adversely affect our regulatory capital ratios. In order to sell a client’s deposits through the ICS® network, the client must first opt into the ICS® network, and not all of our clients have opted into the ICS® network, nor can all of our clients be expected to opt into the ICS® network in the future. Further, our ability to provide our clients with deposit placement services through the ICS® network depends on the participation of other banks within the ICS® network, and any issues affecting these banks, including concerns related to participating banks’ financial stability, could disrupt our ability to provide these services to our clients. Participation in the ICS® network is also subject to certain terms and conditions, which include limitations on the amount of each participating client’s ICS® deposits that may be placed at other banks within the ICS® network, on the maximum amount of deposits that a bank may place at other banks as reciprocal deposits, on the maximum amount of deposits that a bank may place at other banks as One-Way Sell® deposits, and limitations on a bank’s ability to receive reciprocal deposits, place One-Way Sell® deposits, or receive One-Way Buy® deposits if the bank is not “well capitalized” under the applicable federal banking regulations. In addition, our ability to move additional deposits from existing accounts off our balance sheet by converting reciprocal deposits into One-Way Sell® deposits is limited to the amount of such deposits that are placed at other banks as reciprocal deposits. As of December 31, 2025, we held $106.7 million in reciprocal deposits that could be converted into One-Way Sell® deposits, compared to the $359.9 million that had already been placed at other participating banks as One-Way Sell® deposits. Any of these conditions could adversely affect our business, financial condition or results of operations.
Our participation in new reciprocal deposit networks, such as NBID, may introduce operational and regulatory risks.
From time to time, we may evaluate or participate in additional reciprocal deposit programs or deposit placement networks as part of our broader deposit and liquidity management framework. We have joined NBID, a reciprocal deposit platform operated by ModernFi that is similar in function to the IntraFi Cash Service® network, and we are assessing how best to implement NBID within our deposit and liquidity management strategy.
Newer or alternative reciprocal deposit programs, including NBID, may involve operational, counterparty, integration, or supervisory risks that differ from, or exceed, those associated with more established networks. These risks may include greater operational complexity, increased reliance on third-party technology platforms, third-party and counterparty dependencies, and heightened regulatory or supervisory review. There can be no assurance that any deposit placement program—whether currently utilized, including NBID, or adopted in the future—will function as expected or remain available on the same terms, or at all, and our participation in such programs may adversely affect our operations, regulatory compliance obligations, or ability to effectively manage client relationships.
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
Our Trust & Wealth Department’s assets under management are concentrated among a small number of clients. As of December 31, 2025, we had four clients with accounts that each exceeded 5.0% of our total assets under administration, all within the custody segment. These four clients collectively accounted for 32.2% of our total assets under administration. If we experience outflows of our assets under management, particularly those associated with significant account sizes, our services charges would decline, which would negatively impact our Trust & Wealth Department revenue.
Our Trust & Wealth Department generated revenues of approximately $1.3 million for the year ended December 31, 2025 and $907 thousand for the year ended December 31, 2024, but has not achieved standalone profitability. There can be no assurance that the Trust & Wealth Department will contribute meaningfully to our revenues or become profitable on a standalone basis. The unpredictability of assets under management and associated revenue further complicates our financial planning. Additionally, the highly competitive and commoditized nature of the wealth management industry poses ongoing challenges to our trust and asset management business.
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
In addition, our securities portfolio includes investments in other financial institutions. As of December 31, 2025, we held $4.5 million principal amount of subordinated debt issued by other bank holding companies. Any changes to the actual or perceived soundness of other financial institutions could adversely affect the value of these securities, which could cause us to incur losses.
There is no assurance that the Bank will be able to compete successfully with others for its business.
The Bank competes for loans, deposits, fiduciary services and capital with other banks and other kinds of financial institutions and enterprises, such as securities firms, insurance companies, savings and loan associations, credit unions, mortgage brokers, private lenders, and fintech companies, many of which have substantially greater resources or are subject to less stringent regulations. The differences in resources and regulations may make it more difficult for the Bank to compete profitably, including because the Bank may be required to reduce the rates that it charges on loans and investments or increase the rates it offers on deposits in order to compete, which would adversely affect the Bank’s business, financial condition and results of operations. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including stablecoins, digital assets, blockchains, and other technologies based on distributed ledgers, could significantly affect the competition for financial services. Further, the Bank’s profitability, in large part, results from its ability to maintain high levels of noninterest-bearing demand deposits, which are provided by campaigns and elections industry clients. There can be no assurance that the Bank will be able to effectively compete to maintain or grow its current share of deposits from these businesses and organizations.
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
Compliance with public company reporting and regulatory requirements is costly and resource-intensive and has placed, and will continue to place, additional demands on our personnel and systems.
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
We process a high volume of funds transfers, which expose us to significant operational, regulatory, and financial risks. Clients, third parties, or external actors may also engage in conduct that creates funds transfer risk, including through credential compromise, social-engineering schemes, or other unpermitted access attempts that could result in improperly initiated or executed transfers. Our most substantial exposure arises from our use of the Fedwire® Funds Service. We frequently process high-value Fedwire® transfers, including transactions representing a significant percentage of our total capital, and have, at times, sent or received transfers exceeding our total capitalization. We expect to continue processing similarly large transfers, which may significantly increase our financial exposure.
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
•Credential Compromise and Social-Engineering Risks: Erroneous transfers can and do result from credential compromise, including clients’ inadvertent disclosure of access credentials or authentication codes in response to impersonation or spoofing attempts, which may continue to occur despite security warnings and controls.
•Customer Security Configuration and Credential-Management Risks: Some clients elect security configurations or authorization settings, including the number of required authorizers for certain payment orders, that differ from the configurations recommended by us. Client choices regarding these settings, along with client safeguarding of their access credentials and authentication codes, may affect the risk of erroneous transfers and could increase the financial and operational risks associated with funds transfer activities.
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
As a financial institution, we are susceptible to evolving cybersecurity threats, including attacks by cybercriminals, nation-state actors, insiders, and risks associated with rapid advancements in technology including developments in AI, machine learning, quantum computing, and other emerging technologies, which may compromise existing security measures. Fraudulent activity, information security breaches, and cyberattacks may target us, our service providers, or our clients, potentially resulting in financial losses, operational disruptions, unauthorized disclosure of sensitive or confidential information, misappropriation of assets, regulatory scrutiny, litigation, or significant reputational harm.
Fraudulent activity may manifest in numerous forms, including check fraud, electronic fraud, wire fraud, phishing, smishing, business email compromise, social engineering, identity theft, and other dishonest activities. Information security breaches and cybersecurity incidents may involve unauthorized access or compromise of systems used by us, our service providers, or our clients; denial-of-service or distributed denial-of-service attacks; ransomware; malware; insider-threats; exploitation of third-party vulnerabilities (such as cloud services, web browsers, or operating systems); attacks leveraging vulnerabilities in vendor supply chains or third-party software dependencies; AI-enhanced or deepfake-enabled impersonation techniques; quantum-enabled attacks on encrypted communications or stored data; physical damage to critical infrastructure; or human errors resulting in data leaks or system compromises. Several major corporations, including financial institutions, have experienced significant data breaches that exposed proprietary corporate information as well as sensitive financial and personal data of their clients and employees, heightening their vulnerability to fraud.
Our clients are also subject to growing risks related to identity theft, credit and debit card fraud, account takeover attempts, and unauthorized account access, including as threat actors increasingly deploy AI-automated or technologically sophisticated social-engineering schemes, particularly as technological advancements, such as quantum computing, threaten conventional encryption standards and protocols before quantum-resistant cryptographic solutions become widely adopted. We and our service providers have in the past been, and may in the future be, the target of electronic fraudulent activity, security breaches, and cyberattacks. Our extensive reliance on mobile and cloud technologies, as well as remote work arrangements, significantly expands our attack surface, increasing the risk of unauthorized access, data breaches, and cybersecurity incidents. Additionally, because we operate without a traditional branch network and instead rely heavily on digital channels, security breaches may disproportionately affect us compared to banks with multiple physical locations.

Rapid technological advancements — including quantum computing, AI, machine learning, and other advanced technologies — significantly increase cybersecurity threats by potentially enabling threat actors to more effectively decrypt sensitive information, circumvent authentication mechanisms, exploit vulnerabilities within our security infrastructure, or otherwise compromise our systems and these risks may be heightened until quantum-resistant standards are broadly implemented across the industry. Failure to promptly adapt to and effectively implement security measures in response to rapidly evolving technological threats could significantly heighten our risks of data breaches, financial fraud, operational disruptions, regulatory scrutiny, reputational harm, and financial losses.
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
Although we have implemented cybersecurity defenses, including multi-factor authentication, monitoring, penetration testing, employee cybersecurity awareness training, incident response protocols, vendor risk management practices, and ongoing assessments of industry best practices, we cannot assure complete protection against sophisticated cybersecurity threats. Our inability to anticipate, prevent, detect, or promptly respond to cybersecurity incidents could result in substantial financial losses, regulatory actions, litigation, reputational harm, and operational disruptions. Additionally, our cybersecurity insurance coverage may contain limitations, exclusions, or coverage gaps that could leave us liable for significant uncovered losses resulting from cybersecurity incidents.
Moreover, widespread publicity surrounding cybersecurity breaches in the financial sector and increased frequency of high-profile attacks on financial institutions and technology providers could erode consumer confidence in digital banking services and online financial transactions, potentially deterring adoption of our services and adversely impacting our business operations.
All these factors could materially and adversely affect our business, financial condition, results of operations, and reputation.
We also face risks related to cyberattacks and other security breaches involving external, third-party vendors and counterparties.
Information pertaining to us and our clients is maintained, and transactions are executed, on networks and systems maintained by us, our clients and certain of our third-party vendors, such as our online banking or reporting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect us and our clients against fraud and security breaches and to maintain our clients’ confidence. Our use of cloud computing services and associated reliance on third-party cloud providers could limit our ability to control or effectively audit our data and systems, potentially leading to operational vulnerabilities, including exposure to service outages, degraded system performance, or disruptions beyond our control. There have been a number of widely publicized cases of outages in connection with access to cloud computing providers, such as an incident in October 2025 that affected many businesses worldwide, including us. Some of these parties have in the past been, and may in the future be, the target of security breaches and cyberattacks, and because the transactions involve third parties and environments such as the point of sale that we do not control or secure, future security breaches or cyberattacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for material breaches or attacks relating to them. Supply chain or software vendor vulnerabilities, including vulnerabilities involving commonly used third-party applications or cloud-service components, may also be exploited by threat actors in ways that affect our systems or data, even if our own controls have not been compromised. Although we are not aware of any material losses relating to cybersecurity incidents, there can be no assurance that unauthorized access or cybersecurity incidents will not become known or occur or that we will not suffer such losses in the future.
Additionally, we may not be able to ensure that our third-party vendors have appropriate controls in place to protect the confidentiality of the information they receive from us and our business, financial condition and results of operations could be adversely affected by a material breach of, or disruption to, the security of any of our or our vendors’ systems. As third-party service arrangements become more technologically complex and interconnected, weaknesses, failures, or cyber incidents involving a vendor’s systems, personnel, or subcontractors may pose risks to us notwithstanding our own security measures.
Our operations rely on certain external vendors, and our use of these vendors is subject to increasing regulatory requirements and attention.
Our business model of a single banking office serving a nationwide client base is dependent on relationships with third-party service providers that provide services, primarily information technology services, that are critical to our operations. We use external vendors to provide products and services necessary to maintain our day-to-day operations, including core banking services such as online banking, loan servicing, debit and credit card services, mortgage origination, trust accounting and wealth management and other key components of our business infrastructure, including data processing and storage, internet connection and network access and various information technology services and services complementary to our banking products. In particular, we rely on a core technology provider for the banking software used by our clients and operations personnel. Accordingly, our operations are exposed to the risk that these vendors, including our core technology provider, may fail to perform in accordance with the contracted arrangements or applicable service-level agreements. We are also subject to the risk that these vendors, including our core technology provider, may become unable or unwilling to provide the same products or services on terms that are acceptable to us.
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
We may not be able to effectively monitor or mitigate operational risks relating to the use of common vendors by third-party service providers, including our core technology provider. If any of our third-party service providers experience difficulties in providing services or terminate their services and we are unable to replace our service providers with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third-party vendors, particularly vendors providing our core banking, mortgage-servicing, debit and credit card services, and information services, in a timely manner if they are unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period, it could have a material adverse effect on our business, financial condition and results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if a third-party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyberattack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, supervisory guidance and regulatory expectations require us to enhance our due diligence, ongoing monitoring and control over our third-party vendors and other ongoing third-party business relationships. In certain cases, we may be required to renegotiate our agreements with these vendors to meet these enhanced requirements, which could increase our costs. We expect that our regulators would hold us responsible for deficiencies in our oversight and control of our third-party relationships and in the performance of the parties with which we have these relationships, including in connection with the improper use or disclosure of confidential information, which could also harm our reputation, financial position and current and future business relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over our third-party vendors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for client remediation, any of which could have a material adverse effect our business, financial condition and results of operations. In June 2023, the U.S. federal banking agencies issued an interagency guidance, which requires banks, such as us, to analyze the risk associated with each third-party relationship and to calibrate its risk management processes. Any future changes in requirements or standards applicable to our third-party relationships could negatively affect us in substantial and unpredictable ways, and increase our costs. All of which could have a material adverse effect on our business, financial condition and results of operations.
The development and use of artificial intelligence present risks and challenges that may adversely impact our business.
We have incorporated, and may in the future further incorporate, AI technology in certain business processes, services, and products, including technologies that process sensitive financial and/or personal data. We currently rely on AI tools and models provided by third-party vendors, including through enterprise platforms that allow the creation of custom configurations, prompts, or projects (such as custom GPTS or similar tools), and we do not currently develop proprietary foundational AI models for deployment in our operations, although we may configure or use approved tools in accordance with internal policies and controls. These AI technologies assist in drafting documents and communications, conducting research, and enhancing operational efficiency. Additionally, certain third-party vendors, clients, and counterparties may integrate AI technology into their own business processes, services, or products, which may directly or indirectly impact us.
The development and use of AI present a number of legal, regulatory, and operational risks to our business. The legal and regulatory landscape governing AI is highly dynamic, with evolving laws and regulations that include both AI-specific mandates and provisions within existing frameworks such as intellectual property, privacy, consumer protection, employment, and financial services laws. These changes could require modifications to our use of AI technologies, impose additional compliance burdens, and increase our exposure to regulatory scrutiny, enforcement actions, or litigation. For example, data privacy and security requirements under laws such as the Gramm-Leach-Bliley Act (“GLBA”) impose stringent obligations to safeguard consumer financial information, and the use of AI in processing such data may raise compliance challenges or expose us to legal liability, regulatory penalties, or other enforcement actions.
AI models, particularly generative AI models, may produce inaccurate, misleading, or unreliable outputs, inadvertently disclose private, confidential, or proprietary information, reflect biases embedded in training data, or generate content that is perceived as discriminatory, defamatory, or in violation of intellectual property rights. If AI-assisted or AI-generated outputs, including those from custom-configured tools, are relied upon in ways that are inaccurate, misleading, or inconsistent with applicable policies or legal requirements, we could face significant legal, financial, and reputational risks. Even where AI-assisted outputs are subject to human review, such review may not identify all errors or compliance concerns, particularly where outputs appear facially reasonable but are incomplete, biased, or contextually inaccurate.
Consistent with our internal policies, certain uses of AI, including custom-configured tools, may involve nonpublic personal information (“NPI”) or material nonpublic information (“MNPI”) for authorized roles and approved tools, subject to specified controls and human review requirements. Although we require human review of certain AI-assisted outputs and have implemented policies governing the appropriate use of AI and restrictions on the use of sensitive data, human review may not detect all inaccuracies, biases, inappropriate outputs, or compliance deficiencies. Employees could inadvertently or intentionally use AI tools in a manner inconsistent with applicable policies, controls, or legal requirements, and supervisory review processes may fail to identify such misuse in a timely manner or at all. Such misuse could result in the unauthorized disclosure of confidential information, regulatory penalties, legal liability, or reputational harm. We cannot assure that these policies and procedures will prevent all AI-related risks.
To the extent we rely exclusively on third-party AI providers and enterprise AI platforms, we may have limited visibility into how underlying AI models are developed, trained, or maintained. The proprietary nature of such models may restrict our ability to fully assess data sources, methodologies, and risk mitigation strategies employed by third-party AI providers. If an AI model incorporates unauthorized material, improperly sources training data, or fails to implement adequate controls against bias, discrimination, or intellectual property infringement, we may nonetheless be exposed to liability, regulatory scrutiny, or reputational harm arising for the model’s outputs, even where we lack visibility into or control over its development or training processes.
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
Advancements in AI capabilities, including potential interactions with other emerging technologies, may further compound these risks. Such developments could accelerate data processing or automation while also increasing concerns regarding data privacy, security bias, or the misuse of synthetic or manipulated content for fraudulent or deceptive purposes.
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

Our governance framework for AI remains evolving, and regulatory expectations regarding financial institutions use of AI continue to develop, which may require further changes to our controls, monitoring processes, and documentation practices.
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
The Basel III Rules established stringent risk-based capital and leverage requirements and impose a “capital conservation buffer,” which, if not fully maintained, restricts capital distributions (e.g., dividends or stock repurchases) and certain discretionary bonus payments. See “Supervision and Regulation — Capital Requirements” for additional details on our regulatory capital obligations. Although the Company, as a bank holding company with less than $3 billion in total consolidated assets, currently qualifies as a “small bank holding company” under Federal Reserve policy and is exempt from the Federal Reserve’s consolidated risk-based capital and leverage rules at the holding company level, the Bank remains fully subject to the Basel III Rules’ capital requirements. Compliance with these standards increases the Bank’s operational costs and may limit growth opportunities or necessitate additional capital infusions from the Company to the Bank. For instance, during periods of seasonal deposit growth, our total assets could approach thresholds that require the Bank to actively manage its deposit levels to maintain a satisfactory Tier 1 leverage ratio. Historically, we have managed our deposit levels to maintain a satisfactory Tier 1 leverage ratio by transferring certain deposit accounts off our balance sheet through the ICS® network as One-Way Sell® deposits placed at other financial institutions. However, there can be no assurance that this strategy will remain available or effective in the future, particularly if market conditions, counterparty availability, or regulatory interpretations change. See “— Other Risks Related to Our Business — We place a significant portion of our clients’ deposits with other banks through the ICS® network, which exposes us to risks that may materially adversely affect our business, financial condition, or results of operations.”
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
The potential exists for new federal or state laws, regulations, or changes in regulatory policy or interpretation to materially affect our operations, including capital requirements, lending practices, funding strategies, deposit insurance assessments, and liquidity standards. Political and regulatory developments may introduce additional uncertainty regarding the direction, scope, or timing of regulatory reforms or supervisory initiatives. Moreover, litigation challenging actions or regulations by federal or state authorities could reshape the supervisory framework governing our operations, with outcomes that are difficult to predict. Such changes could increase our cost of doing business, restrict our ability to compete effectively, or materially alter the markets in which we operate, potentially resulting in a material adverse effect on our financial condition and stockholder value.
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
We have in the past been, are from time to time, and may in the future be, named as a defendant in legal actions in connection with our activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. For example, in 2020, Blue Flame Medical LLC (“Blue Flame”) filed a lawsuit alleging that the Bank improperly returned a wire transfer in the amount of $456.9 million and remained obligated to pay that sum to Blue Flame. While the lawsuit was dismissed in our favor, we incurred significant legal expenses in connection with the lawsuit. In addition, we can be subject to reputational harm resulting from legal actions or related activities arising therefrom.
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
On October 24, 2023, the federal bank regulatory agencies issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. The final rule is currently enjoined while a federal court considers a lawsuit challenging the rule, and on July 16, 2025, the agencies proposed to rescind the rule and reinstate the prior framework. The final rules, if implemented, would likely make it more challenging or costly for the Bank to maintain its current rating of “outstanding” or receive a rating of at least “satisfactory” on its CRA evaluation. For example, the revised rules may require the Bank to increase its lending and investment activities in areas where it does not currently have branches or significant operations, which could lead to higher compliance costs and operational complexities. A failure to maintain a rating of “outstanding” or “satisfactory” could limit our ability to expand through acquisitions or new branch openings and could subject us to increased scrutiny from regulators and community groups. Additionally, a lower CRA rating could damage our reputation, making it more difficult to attract and retain clients who value our community commitment. These factors could materially and adversely affect our business, financial condition, and results of operations. See “Supervision and Regulation — Community Reinvestment Act” for more information about the CRA.
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
The Bank is a member of the FDIC and the deposits of each of its depositors are insured to the maximum amount provided by the FDIA, subject to the Bank’s payment of deposit insurance premiums to the FDIC. The FDIC calculates assessment rates applicable to the Bank based on a variety of factors, including capital adequacy, asset quality, management practices, earnings performance, liquidity, and sensitivity to market risk. Any deterioration of these factors could result in an increase in the Bank’s FDIC assessment rate. In addition, to maintain a strong funding position and restore the reserve ratios of the DIF following the financial crisis, the FDIC increased deposit insurance assessment rates generally and, in response to recent bank failures, charged special assessments applicable to certain FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.
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
As of December 31, 2025, holders of our outstanding shares of Class B common stock held, in the aggregate, approximately 90.8% of the combined voting power of our common stock (with members of the Fitzgerald Family beneficially owning in the aggregate approximately 70.9% of the outstanding shares of our Class B common stock, and 64.4% of the combined voting power of our common stock). The dual-class structure of our common stock has the effect of concentrating voting power with the holders of our Class B common stock, including members of the Fitzgerald Family. Accordingly, those owners, if voting in the same manner, would be able to control the election of our Board and therefore limit your ability to influence corporate matters. No member of the Fitzgerald Family or other holder of our Class B common stock is a party to any voting agreement or other arrangement or understanding regarding the voting of our shares. As a result, we do not believe we are a “controlled company” within the meaning of the NYSE corporate governance listing standards and have no present intention to be treated as a controlled company in the future. However, members of the Fitzgerald Family and other holders of our Class B common stock may in the future decide to act as a group, and could elect to be treated as a “controlled company,” in which case we would not be required to comply with certain corporate governance requirements of the NYSE unless otherwise mandated by our Charter or applicable law. A “controlled company” may elect not to comply with certain corporate governance requirements of the NYSE, including:
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
Our dual-class structure may adversely affect the market price, trading volume, volatility, or investor perception of our Class A common stock, potentially limiting its appeal to a broad range of investors. As a relatively small company, our size, combined with our dual-class structure and the proportion of shares held by insiders, may impact our eligibility for inclusion in certain widely followed stock indices, though eligibility criteria vary across index providers and depend on factors beyond our control, such as market capitalization, public float, “free float”, liquidity, and governance policies. Although our Class A common stock is currently included in at least one such index, index providers may change their eligibility rules over time, and some could revert to policies that exclude companies with dual-class structures like ours, as certain providers have done in the past. If we are not included in such indices—or if we are included but later excluded due to such rule changes—mutual funds, exchange-traded funds (ETFs), and other investment vehicles designed to track those indices may choose not to invest in our Class A common stock or may be forced to sell existing holdings. Given the significant capital flows into passive investment strategies that track stock indices, non-inclusion or subsequent exclusion could reduce demand for our Class A common stock or trigger significant selling pressure, potentially making it less attractive to institutional and retail investors. As a result, the market price, trading volume, and liquidity of our Class A common stock could be adversely affected, and we may experience increased volatility or negative publicity related to our capital structure or market position. We can provide no assurance that we will satisfy the inclusion criteria of any index provider.
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
As of December 31, 2025, members of the Fitzgerald Family beneficially owned in the aggregate shares of our common stock representing a majority, of the voting power with respect to all of the outstanding shares of our common stock. Currently, the members of the Fitzgerald Family are not party to any voting agreement or other arrangement or understanding regarding the voting of our shares and have no present intention to act together for any purpose. However, in the future, should they choose to do so, the members of the Fitzgerald Family and other holders of Class B common stock could aggregate their holdings, subject to the limitations set forth in the Change in Bank Control Act of 1978 (the “CIBC Act”) and the Charter, to sell some or all of their shares of our common stock, including our Class A common stock, in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company. However, subject to certain exceptions, any transfer of Class B common stock to a third party would cause, or require the optional conversion, of such shares into Class A common stock. Shares of Class A common stock are entitled to one vote per share, compared to 10 votes per share of Class B common stock. Accordingly, any acquirer of our common stock from members of the Fitzgerald Family and other holders of Class B common stock may not be able to exercise the same aggregate amount of voting power with respect to such shares.

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
•removal from stock indices;
•delisting from the New York Stock Exchange;
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
The Company identifies, assesses, and manages cybersecurity risks as part of its risk management program. Our cybersecurity strategy is informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), applicable regulatory guidelines and other industry practices to secure critical information systems and sensitive data.
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
Third-Party Risk Management
Cybersecurity risks posed by third-party vendors and service providers are integrated into the Company’s risk management framework. Vendor security practices, compliance with contractual cybersecurity obligations, and exposure to cybersecurity threats related to external providers are assessed regularly. While these efforts aim to assess and mitigate cybersecurity risks, no program can eliminate all potential risks associated with third-party vendors.
Board Oversight
The Board oversees cybersecurity through the Bank’s IT Committee, the Company’s Audit Committee, and the Company’s Risk Committee, aligning cybersecurity practices with the Company’s risk management framework and regulatory requirements. Updates on cybersecurity strategy, risk assessments, and regulatory developments are provided to the relevant committees.
The Risk Committee monitors the quality and effectiveness of the Company’s information technology and security program, and at least annually reviews, appraises, and discuss with management the design and implementation of the Company’s information technology security, data privacy, disaster recovery capabilities and cybersecurity and related risks. Additionally, the IT Committee reviews quarterly reports regarding the information security program and technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes.
Cybersecurity and IT risks are reported to the Board through multiple channels. The IT Committee Chair periodically reports to the Board summarizing key issues, risk assessments, and compliance matters. Additionally, the Director of Technology submits semi-annual reports to the Board, providing insights into ongoing and emerging risks, technology developments, and IT security initiatives. In cases where significant IT or cybersecurity risks arise, such matters are escalated to the Company’s Board through the Chair of the Risk Committee, the Chief Risk Officer, the appropriate committee chair, or the CEO, for timely awareness and response.
The IT Committee is chaired by Dr. Yonesy F. Núñez, CISSP, who holds a Doctor of Professional Studies in Computing Information Assurance and Security from Pace University. Dr. Núñez has experience in cybersecurity governance and risk management and previously served as Chief Information Security Officer (“CISO”) of a Systematically Important Financial Market Utility, CISO at Jack Henry & Associates, and in senior cybersecurity positions at major financial institutions.
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
Management Oversight
The Company’s cybersecurity operations are overseen by the Director of Technology, who has over a decade of experience in cybersecurity management, information technology infrastructure, and risk mitigation. The Director of Technology participates in industry committees, reports to executive management, and updates Board committees and the Board of Directors. Reporting to the Chief Executive Officer, and working with executive leadership, this role supports cybersecurity risk management and helps aligns them with the Company’s broader risk framework. Issues are elevated to the Board by either the Director of Technology or by the Chairs of the IT Committee and Risk Committee, the Chief Risk Officer, or the CEO.
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
Operations and Administrative Facilities
•    Emerson One, 6718 Whittier Avenue, Units 110, 120, and 130, McLean, Virginia 22101, totaling approximately 5,396 square feet. This space houses the Bank’s deposit operations, commercial deposit relationship officers, compliance, information technology, and human resources departments.
•    Emerson One, 6718 Whittier Avenue, Unit 220, McLean, Virginia 22101: This commercial condominium unit, totaling approximately 2,209 square feet, houses the Bank’s accounting and audit functions.
The Company believes these owned properties adequately meet its current operational needs and provide limited capacity for anticipated future growth. In addition, the Bank is under contract to acquire two additional units within the Emerson One building, with a projected closing date no later than May 2026, which, if completed, would expand available office space for Bank use. All properties are in good condition and adequately maintained. The Company continuously evaluates its real estate requirements to support future growth and operational efficiency.
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

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
The Company’s Class A Common Stock is listed and trades on the New York Stock Exchange under the symbol “CBNA,” with trading having commenced on October 4, 2024. As of March 19, 2026, the latest practicable date prior to the filing of this Annual Report on Form 10-K, the Company had outstanding 3,322,762 shares of Class A Common Stock and 3,239,055 shares of Class B Common Stock. The Class A Common Stock and Class B Common Stock represent 9.30% and 90.70% of the combined voting power of our common stock, respectively. There is no established public trading market for the Company’s Class B Common Stock; however, each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock at any time.
As of March 19, 2026, the Company’s Class A Common Stock was held by 12 stockholders of record (including Cede & Co., the nominee of The Depository Trust Company, which holds shares on behalf of beneficial owners whose shares are held in “street name” through brokers or banks). The Company’s Class B Common Stock was held by 158 stockholders of record.
During fiscal year 2024, the Company issued a total of 1,992,897 shares of Class A Common Stock in connection with its initial public offering, including 1,850,000 shares issued at the initial closing on October 7, 2024, and 142,897 shares issued on November 1, 2024, pursuant to the underwriters’ partial exercise of their overallotment option to purchase additional shares, each at a public offering price of $22.00 per share. Additionally, 1,056,550 shares of Class B Common Stock were converted into an equivalent number of shares of Class A Common Stock following the IPO and prior to December 31, 2024, at the option of the holders thereof. In 2025, no additional shares of common stock were issued other than shares of Class A Common Stock converted from shares of Class B Common Stock at the option of the holders.
Dividends
The Company did not declare or pay any dividends on its Class A Common Stock or Class B Common Stock in fiscal year 2025 or 2024. The Company does not currently intend to pay dividends on its common equity in the foreseeable future. Instead, the Company currently intends to retain all available earnings to support its growth strategy and business expansion. The payment of dividends in the future will be at the discretion of the Board and is dependent upon, among other things, the Company’s future income, financial position, capital requirements, regulatory restrictions, and other considerations the Board may deem relevant at the time. There can be no assurance that dividends will be declared or paid in the future.
Unregistered Sales and Issuer Repurchases of Common Stock
There were no unregistered sales of the Company’s equity securities during fiscal years ended December 31, 2025 or 2024.
The Company did not repurchase any of its equity securities during fiscal year 2025, including during the three months ended December 31, 2025.
Performance Graph
The following graph compares the cumulative total shareholder return (“TSR”) on Chain Bridge Bancorp’s Class A Common Stock from October 4, 2024 (the date our Class A Common Stock first traded on the NYSE) through December 31, 2025, with (i) the Russell 3000 Index (a broad-based equity market index) and (ii) the KBW Nasdaq Regional Banking Index (“KRX”), which the Company believes is representative of the performance of publicly traded regional and community bank holding companies of comparable size and scope.
The graph assumes that $100 was invested on October 4, 2024 in each of (1) the Company’s Class A Common Stock, (2) the Russell 3000 Index, and (3) the KBW Nasdaq Regional Banking Index, and in each case that all dividends were reinvested. The comparisons shown below are based solely on historical data and are not intended to forecast or guarantee future performance of the Company’s common stock. Past performance may not be indicative of future results1

Total Return Performance
$160.00
$140.00
$120.00
$100.00
$80.00
Index Value
10/4/2024
12/31/2024
12/31/2025
Chain Bridge Bancorp, Inc.
Russell 3000 Index
KBW Regional Banking Index

	Cumulative Total Returns Period Ending
	October 4, 2024	December 31, 2024	December 31, 2025
Chain Bridge Bancorp, Inc.	$100.00	$113.95	$155.55
Russell 3000 Index	100.00	102.80	120.42
KBW Regional Banking Index	100.00	108.62	115.69
Management selected the Russell 3000 Index as the Company’s broad market comparator because the Company’s Class A Common Stock was included in the index during 2025 and it represents a widely recognized measure of overall U.S. equity performance. The KBW Nasdaq Regional Banking Index was chosen as the industry comparator because it includes a broad group of U.S. regional and community banks that the Company believes are most similar in asset size, regulatory profile, and market focus.
The Company believes that the combination of these indices provides investors with meaningful context for evaluating total shareholder return relative to both the general market and the banking industry.

ITEM 6. [Reserved]

1 The Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

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
Results of Operation and Financial Highlights
Highlights of our results of operations and financial condition as of and for the twelve months ended December 31, 2025 are provided below.
Financial Performance
•Consolidated net income was $20.2 million for the year ended December 31, 2025, compared to $20.9 million for 2024. Earnings per share for the year ended December 31, 2025 was $3.08, compared to $4.17 for 2024.
•Net interest income, before recapture of credit losses, was $51.5 million for the year ended December 31, 2025, compared to $44.4 million for 2024. Net interest income, after recapture of credit losses was $52.0 million for the year ended December 31, 2025, compared to $44.5 million for 2024.
•Return on average equity was 12.88% for the year ended December 31, 2025, compared to 20.05% for 2024. Return on average assets was 1.32% for the year ended December 31, 2025, compared to 1.62% for 2024.

•Return on average RWA was 5.28% for the year ended December 31, 2025, compared to 5.19% for 2024.2
Balance Sheet
•Total assets were $1.8 billion as of December 31, 2025, compared to $1.4 billion as of December 31, 2024.
•Total deposits were $1.6 billion as of December 31, 2025, compared to $1.2 billion as of December 31, 2024. Excluded from these totals are One-Way Sell® deposits, which were placed at other banks through the IntraFi Cash Service® (“ICS®”) network. These One-Way Sell® deposits amounted to $359.9 million as of December 31, 2025, compared to $63.3 million as of December 31, 2024.
•No non-performing assets or other real estate owned (“OREO”) were reported as of December 31, 2025 or 2024.
•Cash balances held at the Federal Reserve were $580.9 million as of December 31, 2025, compared to $406.7 million as of December 31, 2024.
•As of December 31, 2025, the total debt securities portfolio balance was $865.3 million, compared to $658.8 million as of December 31, 2024.
•Book value per share was $25.79 as of December 31, 2025, compared to $21.98 as of December 31, 2024.
•As of December 31, 2025, the Company had a total risk-based capital ratio of 47.66% and a tier 1 risk-based capital ratio of 46.52%. The Bank exceeded the minimum requirements to be well-capitalized for bank regulatory purposes, with a total risk-based capital ratio of 44.63% and a tier 1 risk-based capital ratio of 43.49%.
•As of December 31, 2025, our liquidity ratio was 91.86%, compared to 85.13% as of December 31, 2024.
Significant Factors Impacting Our Business, Financial Condition and Results of Operations
Several key factors impact our financial performance:
Short-term interest rates: The cyclical nature of our balance sheet and our focus on liquidity cause our primary revenue source, net interest income, to be highly correlated to short-term interest rates. We strive to maintain high levels of liquidity and low loan-to-deposit ratios. Higher rates generally increase our net interest income because of our high levels of liquid interest-earning assets and low levels of interest-bearing deposits and borrowings. Conversely, if short-term interest rates fall, our net interest income would likely decrease due to our high levels of cash. In 2024, the Federal Reserve lowered the target federal funds rate on three occasions, followed by additional reductions on September 18th, October 30th, and December 11th in 2025. As short-term rates decline, our net interest income will be adversely affected. This relationship between our revenue and the yield curve may differ from that of banks that have lower levels of cash and liquidity and higher loan-to-deposit ratios.
Political organizations and federal election cycles: We provide deposit services to a wide range of political organizations, including political committees registered with the Federal Election Commission (“FEC”), such as campaign committees; party committees; separate segregated funds (including trade association political action committees (“PACs”) and corporate PACs); non-connected committees (including independent expenditure-only committees (“Super PACs”)); committees maintaining separate accounts for direct contributions and independent expenditures (“Hybrid PACs”); and committees other than authorized campaign committees or those affiliated with such committees that are maintained or controlled by a candidate or federal officeholder (collectively, “Leadership PACs”)); and other tax-exempt organizations under Section 527 of the Internal Revenue Code. These accounts are often associated with firms that provide treasury, legal or regulatory compliance services to political organizations.
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
2 Return on average RWA is calculated as net income divided by average RWA. Average RWA are calculated using the last five quarter ends.

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
Despite the outflows, deposit levels have increased during the remainder of the year-to-date period. Total consolidated deposits rose by $471.2 million between April 15, 2025 and December 31, 2025, ending the year at $1.6 billion. As of December 31, 2025, no accounts individually exceeded 5% of total consolidated deposits.
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
These measures coincided with a partial federal government shutdown from October 1 through November 12, 2025, following a lapse in federal fiscal year 2026 appropriations. Although essential services and Treasury operations continued, the shutdown contributed to slower government payments to contractors and a temporary reduction in federal payroll disbursements within the Washington, D.C. metropolitan area. A continuing resolution enacted on November 12, 2025 provided funding through January 30, 2026, and a subsequent appropriation in February 2026 allowed operations to resume.
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

Monetary Policy: We rely on the Federal Reserve’s payment of interest on reserve balances as a source of interest income. The required reserve balance and the rate of interest paid on reserve balances are determined by the Federal Reserve, but Congress, through legislative action and followed by the Executive branch approval, has power to limit or revoke the Federal Reserve’s authority to pay interest on required or excess reserves. The Federal Reserve has historically adjusted its interest on reserves rate in conjunction with the federal funds rate. We are most exposed to monetary policy during federal election years such as in 2024 when campaign-related deposits rise and we match those liabilities with short-term assets such as Federal Reserve cash balances, which reprice immediately, and Treasury bills. Although higher interest rates decrease the value of our investment securities portfolio, they increase our interest income. While we have recently benefited from elevated short-term interest rates, the Federal Reserve lowered its target federal funds rate three times during 2024 and in September, October and December of 2025. To the extent short-term rates decline, our net interest income will be adversely affected. The Federal Reserve has additional monetary tools that can impact our interest income through changes in rates, such as the overnight reverse repo rate and open market operations.
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
Uninsured Deposits: Most of our deposits come from commercial clients rather than retail clients, resulting in a relatively high level of account balances exceeding the FDIC coverage limits. As of December 31, 2025, we estimate that approximately 75.0% of our total deposits were not insured by the FDIC. To manage the associated risks, we aim to maintain high levels of liquidity, asset quality, and financial strength.
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
Noninterest Expense. Noninterest expense relates to fixed and variable overhead costs, the largest component of which is personnel expenses, including salaries and employee benefits. Certain expenses tend to vary based on the volume of activity and other factors, including professional services, data processing and communication expenses, occupancy, equipment expense, regulatory assessments and fees, insurance expenses and other operating expenses.
Data processing and communication expenses primarily relate to expenses paid to third party providers of core processing, cloud computing and cybersecurity, a substantial component of which is paid to a core technology provider we rely on for the banking software used by our clients and back office functions. Professional services expenses include those such as internal and external audit, legal, loan review, recruiting fees, compliance audit, and compliance monitoring fees. Occupancy and equipment expenses include depreciation for buildings and improvements, fixtures and furniture, equipment, and technology related items as well as building related expenses such as utilities and maintenance costs. The Commonwealth of Virginia, where the Bank operates, levies a capital-based franchise tax on banks operating within the state, replacing the state income tax. The State of Delaware, where the Company is incorporated, levies a franchise tax based upon the number of authorized shares. FDIC and regulatory assessments represent costs incurred to cover quarterly or semi-annual payments to the FDIC or OCC for their insurance or supervision. FDIC assessments are based on a complicated matrix of factors to form an assessment rate, which is then applied to a base of quarterly average assets less quarterly tangible equity. Directors’ fees represent fees paid to our directors for board or committee meetings. Insurance expenses include costs for coverage of fidelity bond, professional liability, property and casualty, workers compensation and cyber liability policies. Other operating costs include other operating and administrative costs such as other vendor and employee costs, postage and printing, office supplies, marketing and business development costs, and subscriptions.
As discussed above, we expect our noninterest expenses to increase as a result of the additional costs associated with operational growth and functioning as a public company.
Primary Factors Used to Evaluate Our Financial Condition
The most significant factors we use to evaluate and manage our financial condition include liquidity, asset quality and capital.

Liquidity. Maintaining an adequate level of liquidity depends on our ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting our daily operations or the financial condition of the Bank. Because transaction account deposits form a primary source of our funding, and generally can be withdrawn on demand, managing our liquidity is a top priority. Our account at the Federal Reserve, which held $580.9 million as of December 31, 2025, is a primary source of our liquidity for daily and ongoing activities.
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
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements according to GAAP. Preparing these statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities on the balance sheet and the reported amounts of revenues and expenses during the reporting period.
Our most significant accounting policies are described in the Notes to the accompanying Consolidated Financial Statements. These policies, together with the other disclosures presented in the financial statement notes and this Annual Report on Form 10-K, provide information on the valuation of significant assets and liabilities and the methodologies used in determining those values. Based on the valuation techniques applied, and the sensitivity of financial statement amounts to the underlying methods, assumptions, and estimates, we have identified the determination of the allowance for credit losses as the area that involves the most subjective or complex judgments and, as such, could be subject to revision as new information becomes available.
Allowance for Credit Losses on Loans:
The ACL on loans is determined based on management’s assessment of expected credit losses over the life of the loan portfolio, utilizing historical loss experience, current economic conditions, management’s assessment of borrower creditworthiness, and other qualitative factors, all of which may undergo frequent and significant changes. Given the uncertainty in economic conditions, changes in borrower credit quality, and fluctuations in collateral values, the estimation process is inherently subjective and could materially impact earnings if actual losses differ from those estimated. In addition, unforeseen changes in market and economic conditions, asset-specific risk characteristics, and qualitative drivers, both within and outside of the Company’s control, may indicate the need for an increase or decrease in the ACL on loans. Due to the Company’s limited historical credit losses, qualitative factors represent a significant component of the ACL estimate. GAAP requires the Company to incorporate reasonable and supportable forecasts, increasing the complexity of the estimation process and its sensitivity to changes in the economic outlook.
The effects of new accounting pronouncements are detailed in Note 1 to the Consolidated Financial Statements, “Organization and Summary of Significant Accounting Policies.”

Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Interest and dividend income	$55,843	$48,075	$7,768	16.2%
Interest expense	4,340	3,703	637	17.2%
Net interest income	51,503	44,372	7,131	16.1%
Recapture of credit losses	(492)	(161)	(331)	205.6%
Net interest income after recapture of credit losses	51,995	44,533	7,462	16.8%
Noninterest income	3,480	8,580	(5,100)	(59.4%)
Noninterest expense	30,059	26,845	3,214	12.0%
Net income before taxes	25,416	26,268	(852)	(3.2%)
Income tax expense	5,179	5,319	(140)	(2.6%)
Net income	$20,237	$20,949	$(712)	(3.4%)

For the year ended December 31, 2025, our net income decreased by $712 thousand compared to the year ended December 31, 2024, primarily due to a $5.1 million, or 59.4%, decrease in noninterest income, attributable to a decline in deposit placement services income earned from One-Way Sell® deposit accounts and a $3.2 million increase in noninterest expense, principally due to costs associated with operational growth and the Company’s transition to operating as a public company. These components more than offset the benefit of a $7.1 million, or 16.1% increase in net interest income driven by a rise in average interest-earning assets, primarily reflecting growth in the investment securities portfolio and related income.
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

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Interest and dividend income
Interest and fees on loans	$13,288	$13,787	$(499)	(3.6%)
Interest and dividends on securities, taxable	21,840	12,320	9,520	77.3%
Interest on securities, tax-exempt	1,121	1,145	(24)	(2.1%)
Interest on interest-bearing deposits in banks	19,594	20,823	(1,229)	(5.9%)
Total interest and dividend income	55,843	48,075	7,768	16.2%
Interest expense
Interest on deposits	4,340	3,273	1,067	32.6%
Interest on short-term borrowings	—	430	(430)	NM
Total interest expense	4,340	3,703	637	17.2%
Net interest income	$51,503	$44,372	$7,131	16.1%
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

	For the Year Ended December 31,
	2025			2024
($ in thousands)	Average balance	Interest	Average yield/cost	Average balance	Interest	Average yield/cost
Assets:
Interest-earning assets:
Interest-bearing deposits in other banks	$453,269	$19,594	4.32%	$394,094	$20,823	5.28%
Investment securities, taxable[3]	714,549	21,840	3.06%	$517,853	12,320	2.38%
Investment securities, tax-exempt[4]	60,501	1,121	1.85%	63,429	1,145	1.80%
Loans	291,905	13,288	4.55%	305,364	13,787	4.52%
Total interest-earning assets	1,520,224	55,843	3.67%	1,280,740	48,075	3.75%
Less allowance for credit losses	(4,483)			(4,643)
Noninterest-earning assets	22,577			16,970
Total assets	$1,538,318			$1,293,067
Liabilities and stockholders’ equity
Interest-bearing liabilities:
Savings, interest-bearing checking and money market	$377,492	$4,081	1.08%	$233,217	$2,887	1.24%
Time deposits	10,207	259	2.54%	13,341	386	2.89%
Short term borrowings[4]	8	—	5.03%	5,301	430	8.11%
Total interest-bearing liabilities	387,707	4,340	1.12%	251,859	3,703	1.47%
Noninterest-bearing liabilities:
Demand deposits	986,531			930,978
Other liabilities	6,971			5,727
Total liabilities	1,381,209			1,188,564
Stockholders’ equity	157,109			104,503
Total liabilities and stockholders’ equity	$1,538,318			$1,293,067
Net interest income		$51,503			$44,372
Net interest margin			3.39%			3.46%
3 Average balances for securities transferred from AFS to HTM at fair value are shown at carrying value. Average balances for AFS and all other HTM bonds are shown at amortized cost.
4 The yield for short-term borrowings reflects interest expense incurred during the period. When the amount of interest expense was less than our rounding threshold, it is displayed as $0.

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

	For the Year Ended December 31, 2025 compared to 2024

	Increase (decrease) due to change in:
(dollars in thousands)	Average volume	Average rate	Total
Interest-earning assets
Interest-bearing deposits in other banks	$3,127	$(4,356)	$(1,229)
Investment securities, taxable	4,680	4,840	9,520
Investment securities, tax-exempt	(53)	29	(24)
Loans	(608)	109	(499)
Total increase in interest income	$7,146	$622	$7,768
Interest-bearing liabilities
Savings, interest-bearing checking and money market accounts	$1,786	$(592)	$1,194
Time deposits	(91)	(36)	(127)
Short-term borrowings	(430)	—	(430)
Total increase (decrease) in interest expense	$1,265	$(628)	$637
Increase in net interest income	$5,881	$1,250	$7,131
For the year ended December 31, 2025, our net interest income increased by $7.1 million, or 16.1%, compared to the year ended December 31, 2024. The increase in interest income was primarily driven by higher average balances in, and yields on, taxable investment securities. The yields on interest-bearing deposits at the Federal Reserve declined compared to the twelve months ended December 31, 2025, outweighing the benefit of their higher average balance and leading to lower income from these deposits. Overall, growth in interest-earning assets outpaced the increase in net interest income, resulting in a decline in the net interest margin from 3.46% to 3.39%.
Interest Income
Interest and fees on loans. Loan interest income is comprised of fixed and adjustable-rate structures related to residential and commercial real estate loan products, commercial loans and other consumer loan products. Deferred loan origination fees, net of deferred loan origination costs, accrete to the loan’s yield over the life of the loan. For the year ended December 31, 2025, our interest and fees on loans decreased 3.6% to $13.3 million compared to the year ended December 31, 2024 primarily driven by a $13.5 million reduction of the average total loan balance, offset by a slight increase in average yield. The months following a general election, including the last months of 2024, often see elevated commercial and industrial loan balances, as political organizations typically utilize their lines of credit around election periods and may repay these balances over the subsequent six to twelve months, or as cash flows allow. In addition, elevated interest rates continue to cause a reduction in demand for consumer loans, and management has strategically allowed a decline in the commercial real estate portfolio. Elevated interest rates have increased the cost of borrowing and remote work trends continue to be a concern for the commercial real estate portfolio. These factors negatively impact the value of commercial properties, making commercial real estate loans less attractive.
See “— Financial Condition — Loan Portfolio” below for an analysis of the composition of our loan portfolio.
Interest and dividends on securities, taxable. For the year ended December 31, 2025, our interest and dividends on taxable securities increased 77.3% to $21.8 million from $12.3 million for the year ended December 31, 2024. The average balance for all taxable securities increased $196.7 million when comparing the periods, and the average yield increased 0.68%. The Bank reinvested maturing bonds and invested funds from temporarily elevated deposit levels in short term U.S. Treasury securities with maturities during 2026, which is intended to align with the timing of expected deposit outflows. As portions of maturing bonds have been reinvested in current market rates and we have continued to invest in new securities, we have observed a steady increase in the average yield for the taxable securities portfolio.

Interest on securities, tax-exempt. In recent years, the attainable yields for any new investment in this segment and the investment landscape have left tax-exempt securities less attractive than their taxable counterparts. Accordingly, as tax-exempt securities have matured, those proceeds have been invested into taxable municipal securities, leading to the decline during the period.
See “— Financial Condition — Securities” below for an analysis of the composition of the securities portfolio, including taxable and tax-exempt securities.
Interest on interest-bearing deposits in banks. Chain Bridge earns interest for accounts held at certain correspondent banks, which are primarily reserves held at the Federal Reserve. The Federal Reserve has historically adjusted its interest on reserves rate in conjunction with the federal funds rate. The interest rate paid by the Federal Reserve on reserve balances decreased three times throughout 2024, and three times in 2025 to 3.65% on December 11, 2025. For the year ended December 31, 2025, our interest on interest-bearing deposits in banks decreased by $1.2 million compared to the prior period, primarily due to a decrease in yield of 0.96%, which was partially offset by an increase in average balance of $59.2 million. The decline in the average balances of interest-bearing deposits in banks is a reflection of the the Bank’s reallocation of interest-earning assets into investment securities.
Interest Expense
Interest on deposits. The Bank pays a variable interest rate to depositors for their non-maturing savings, interest-bearing checking, and money market accounts. In addition, the Bank issues time deposits that pay a fixed rate of interest until the instrument matures. For the year ended December 31, 2025, our interest expense on deposits increased 32.6% compared to the prior period. The increase was primarily driven by a $141.1 million increase in average interest-bearing deposit balances driven by changes in political organization deposit balances as well as growth across other deposit categories, partially offset by a 0.16% decrease in the average rate. As of December 31, 2025 and December 31, 2024, approximately 79.8% and 73.1%, respectively, of our deposits were noninterest-bearing.
See “— Financial Condition — Deposits” for an analysis of the composition of the deposits portfolio, including its interest-bearing and noninterest-bearing components.
Interest on short-term borrowings. During 2025, the Company had no short-term borrowings other than routine line tests and periodic overnight draws of federal funds purchase lines of credit compared to 2024 when the Company used its $10.0 million unsecured line of credit with a correspondent bank, maintaining a $5.0 million balance from January until June, when an additional $5.0 million was drawn, bringing the outstanding total to $10.0 million. On October 10, 2024, the Company used a portion of the net proceeds from the IPO to fully repay the $10.0 million outstanding principal balance on this line of credit and closed the line on October 11, 2024. Substantially all interest on short-term borrowings reported during 2024 was related to this line of credit. The Bank currently has no borrowings, and there are no outstanding draws on its lines of credit with the FHLB, the Federal Reserve, or other third-party institutions.
Provision for Credit Losses
The allowance for credit losses (“ACL”) represents an amount which, in management’s judgment, is adequate to absorb the lifetime expected credit losses that may be sustained on outstanding loans and investments at the balance sheet date. The provision for credit losses represents the amount of expense charged to current earnings to fund an increase in the ACL. Conversely, a recapture of credit losses is recorded to earnings when the ACL is reduced. Our provisions for or recaptures of credit losses arising from within the loan and securities portfolios were as follows:

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Provision for (recapture of) credit losses
Provision for (recapture of) loan credit losses	$(418)	$195	$(613)	NM
Recapture of securities credit losses	(74)	(356)	282	(79.2%)
Total recapture of credit losses	$(492)	$(161)	$(331)	205.6%
__________
NM — Comparisons of positive and negative values or to zero values are considered not meaningful.

For the year ended December 31, 2025, our provision for credit losses consisted of a recapture of $492 thousand, compared to a net recapture of $161 thousand for the year ended December 31, 2024. For 2025, the recapture was primarily attributable to the changes in the loan portfolio composition resulting from an increase in the proportion of residential real estate loans relative to total loans as well as a reduction in outstanding balances. The reduction of commercial and industrial loans balances during 2025, which were elevated in the last months of 2024, also contributed to the level of recapture. The months following a general election often experience elevated commercial and industrial loan balances, as political organizations typically utilize their lines of credit around election periods and may repay these balances over the subsequent six to twelve months, or as cash flows allow.
During 2024, we received proceeds totaling $210 thousand for a bond we wrote off in its entirety during 2023 related to a single corporate issuer whose business was ultimately closed by a regulatory authority. In addition, we recaptured provisions totaling $146 thousand during 2024 because the shortening time to maturity of our held to maturity securities portfolio resulted in a lower required reserve in accordance with our ACL methodology. This recapture of securities credit losses was partially offset by loan portfolio provisions required as a result of loan growth and an increase in the required reserve rate.
Noninterest Income
Noninterest income consists of trust and wealth management income, service charges on deposit accounts, deposit placement services income, gains on sale of mortgage loans, net gains or losses on sales of securities and other income.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Noninterest income
Trust and wealth management	$1,346	$907	$439	48.4%
Service charges on accounts	1,031	1,405	(374)	(26.6%)
Deposit placement services	838	6,199	(5,361)	(86.5%)
Gain on sale of mortgage loans	60	27	33	122.2%
Loss on sale of securities	—	(81)	81	(100.0%)
Other income	205	123	82	66.7%
Total noninterest income	$3,480	$8,580	$(5,100)	(59.4%)
__________
NM — Comparisons from positive to negative values or to zero values are considered not meaningful.
For the year ended December 31, 2025, our noninterest income decreased by $5.1 million, or 59.4%, to $3.5 million compared to the prior period primarily driven by a decrease in deposit placement services income from One-Way Sell® deposits placed through the ICS® network.
Trust and wealth management income. For the year ended December 31, 2025, our trust and wealth management income increased by 48.4%, compared to the corresponding period in the prior year. This increase was primarily due to a rise in the volume of total assets under administration, which grew to $610.7 million at December 31, 2025 from $330.3 million at December 31, 2024. The size and mix of the assets under administration drove the income growth. Assets under management, which produce a higher rate of income under our fee structure, increased 69.8% from December 31, 2024, while assets under custody increased 94.3% over the same period.
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
Service charges on accounts. For the year ended December 31, 2025, our service charges on accounts decreased by $374 thousand, or 26.6%, compared to the year ended December 31, 2024, primarily driven by lower transaction volume, particularly among check processing and wire transfers. Our fee income is typically higher during the fiscal quarters prior to and during the general election as political organization deposit account activity causes an increase in bank transactions.
Deposit placement services income. For the year ended December 31, 2025, our deposit placement services income decreased by $5.4 million, or 86.5%, compared to the year ended December 31, 2024. Changes in One-Way Sell deposits can occur in response to deposit seasonality, evolving balance sheet dynamics and available capital capacity. Although One-Way Sell deposit balances at December 31, 2025 were higher than at the prior year end, the decrease in deposit placement services income is a direct result of the lower average balances throughout much of 2025 and a decline in the rate paid for those deposits by ICS® which typically adjust in a manner parallel to federal funds rate adjustments. Accounts enrolled in the ICS® network are further discussed under “— Financial Condition — Deposits” below.
Gain on sale of mortgage loans. For the year ended December 31, 2025, the gain on sale of mortgages increased by $33 thousand, or 122.2% compared to the year ended December 31, 2024, due to increased sales activity during the current year.
Loss on sale of securities. Because the Bank historically has not actively engaged in bond sales, gains and losses from sales of securities are irregular. For the year ended December 31, 2025, our loss on sale of securities decreased by $81 thousand, compared to 2024 due to a lack of sales activity in the current year.
Noninterest Expense
Noninterest expense consists of salaries and employee benefits, professional services, data processing and communication expenses, state franchise tax, occupancy and equipment expenses, FDIC and regulatory assessments, insurance expenses, directors’ fees, and other operating expenses.

	For the Year Ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Noninterest expenses
Salaries and employee benefits	$17,747	$15,906	$1,841	11.6%
Professional services	3,148	3,163	(15)	(0.5%)
Data processing and communication expenses	2,925	2,614	311	11.9%
State franchise taxes	1,289	884	405	45.8%
Occupancy and equipment expenses	1,072	982	90	9.2%
FDIC and regulatory assessments	850	753	97	12.9%
Insurance expenses	605	340	265	77.9%
Directors’ fees	596	650	(54)	(8.3%)
Other operating expenses	1,827	1,553	274	17.6%
Total noninterest expenses	$30,059	$26,845	$3,214	12.0%
For the year ended December 31, 2025, our noninterest expense increased by $3.2 million, or 12.0%, compared to the prior year, primarily driven by increases in salaries and employee benefits costs, reflecting higher employment costs associated the Company’s growth, increased operational capacity and expanded operations as a public company.

Salaries and employee benefits. During the year ended December 31, 2025, our salaries and employee benefits increased $1.8 million, or 11.6%, compared to the corresponding period in the prior year, reflecting higher employment costs associated with the Company’s growth, increased operational capacity and expanded operations as a public company.
Professional services. For the year ended December 31, 2025, our professional services expense was relatively unchanged compared to the year ended December 31, 2024.
Data processing and communication expenses. For the year ended December 31, 2025, our data processing and communication expenses increased $311 thousand, or 11.9%, compared to the year ended December 31, 2024, driven by higher data processing fees charged by our core provider arising from periodic rate increases, the purchase of various new products, increased costs associated with enhanced IT functionality, and an increase in core processing expenses incurred by the Trust & Wealth Department on account of growth in managed assets and custody accounts.
Occupancy and equipment expenses. For the year ended December 31, 2025, our occupancy and equipment expenses increased $90 thousand or 9.2% compared to the year ended December 31, 2024, primarily due to an increase in non-capitalized equipment costs.
State franchise taxes. For the year ended December 31, 2025, our state franchise taxes increased $405 thousand, or 45.8%, compared to the year ended December 31, 2024, primarily driven by the growth in the Bank’s capital which forms the basis for our Virginia bank franchise tax computation.
FDIC and regulatory assessments. For the year ended December 31, 2025, our FDIC and regulatory assessments expense increased $97 thousand, or 12.9%, compared to the year ended December 31, 2024, due to the growth in the Bank’s assets between the comparative periods.
Insurance expenses. For the year ended December 31, 2025, our insurance expenses increased $265 thousand, or 77.9%, compared to the year ended December 31, 2024. The increase was primarily due to increased costs associated with directors and officers insurance, as a result of our operations as, a public company.
Directors’ fees. In the year ended December 31, 2025, our directors’ fees decreased by $54 thousand, or 8.3%, compared to the year ended December 31, 2024, primarily driven by a decrease in the number of board and committee meetings, compared to the prior year when the Company prepared for its IPO and Reclassification.
Other operating costs. This segment includes other operating and administrative costs such as other vendor and employee costs, marketing and business development, postage and printing, office supplies and subscriptions. For the year ended December 31, 2025, other operating costs increased $274 thousand, or 17.6%, compared to the year ended December 31, 2024. The increase over the comparable period was driven primarily by increased ICS® fees for placement of reciprocal deposits and increased printing costs supporting enhanced production and printing process for our Annual Report to Shareholders.
Income Tax Expense
Income tax expense is recorded based on our pre-tax financial income adjusted for nondeductible expenses and tax-exempt income. For the year ended December 31, 2025, our income tax expense was $5.2 million, representing a decrease of 2.6%, compared to $5.3 million for the year ended December 31, 2024. The decrease was driven by the decrease in pre-tax earnings, which decreased 3.2% during the comparable period.
Our effective income tax rate was 20.38% for the year ended December 31, 2025, an increase of 0.13% from 20.25% for the year ended December 31, 2024. During 2025, an increase in state income taxes drove the increase in the effective tax rate.

Financial Condition
Securities
We maintain a securities portfolio to provide liquidity, manage risk, meet capital requirements, and generate interest income. The portfolio primarily consists of U.S. Treasury securities, corporate bonds, and state and municipal securities, with smaller allocations to U.S. government agency and mortgage-backed securities. Securities that management has the positive intent and ability to hold to maturity are classified as HTM and recorded at amortized cost. Securities not classified as HTM or trading are classified as AFS and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss. We do not hold trading securities.
The following table summarizes the amortized cost and weighted average yield of securities as of December 31, 2025 by contractual maturities.

	Balance as of December 31, 2025
	Available-for-Sale		Held-to-Maturity
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government and federal agencies
Due in one year or less	$298,362	3.96%	$19,990	1.74%
Due after one year through five years	138,026	3.41%	57,865	1.74%
Due after five years through ten years	1,963	1.50%	16,079	1.82%
Due after ten years	—	—%	2,506	1.77%
	438,351	3.78%	96,440	1.75%
Mortgage backed securities
Due in one year or less	1,620	1.29%	—	—%
Due after one year through five years	—	—%	—	—%
Due after five through ten years	584	2.98%	—	—%
Due after ten years	3,466	2.93%	1,150	4.62%
	5,670	2.46%	1,150	4.62%
Corporate bonds
Due in one year or less	9,660	2.96%	31,454	2.52%
Due after one year through five years	52,640	4.29%	11,933	3.37%
Due after five years through ten years	—	—%	504	2.83%
Due after ten years	496	6.73%	—	—%
	62,796	4.10%	43,891	2.76%
State and municipal securities
Due in one year or less	22,293	2.63%	10,286	2.30%
Due after one year through five years	69,682	3.07%	74,519	2.23%
Due after five years through ten years	11,357	2.36%	30,352	2.39%
Due after ten years	750	3.48%	—	—%
	104,082	2.90%	115,157	2.28%
Total securities	$610,899	3.65%	$256,638	2.17%
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

The following table summarizes our securities portfolio by security type as of the dates indicated. AFS securities are reported at fair value and HTM securities are reported at amortized cost:

	As of December 31,
	2025		2024		Change
(dollars in thousands)	Amount	% of total securities	Amount	% of total securities	$	%
U.S. government treasuries	$527,813	61.0%	$320,976	48.7%	$206,837	64.4%
U.S. federal agencies securities	6,950	0.8%	7,879	1.2%	(929)	(11.8%)
Mortgage backed securities	6,477	0.7%	8,563	1.3%	(2,086)	(24.4%)
Corporate bonds	106,799	12.4%	101,444	15.4%	5,355	5.3%
State and municipal securities	217,403	25.1%	220,120	33.4%	(2,717)	(1.2%)
Total securities	$865,442	100.0%	$658,982	100.0%	$206,460	31.3%
Total securities. As of December 31, 2025, our total debt securities, excluding the allowance for credit losses, were $865.4 million, representing an increase of $206.5 million, or 31.3%, from $659.0 million as of December 31, 2024. The increase was primarily driven by investments of excess cash into U.S. government treasuries.
U.S. government treasuries U.S. government treasuries represent debt securities backed by the U.S. Treasury and are guaranteed as to the timely payment of interest and principal when held to maturity. As of December 31, 2025, our U.S. government treasuries increased by $206.8 million, or 64.4%, compared to December 31, 2024. The segment increased because we deployed excess cash into liquid, fixed-rate instruments that do not introduce additional credit risk.
U.S. federal agencies securities. U.S. federal agency securities represent obligations issued by U.S. federal government agencies or government-sponsored enterprises, which guarantee repayment of principal at maturity. As of December 31, 2025, our U.S. federal agencies securities decreased by $929 thousand, or 11.8%, compared to December 31, 2024. As of December 31, 2025, U.S. federal agency securities decreased to 0.8% of our securities portfolio due to a security call and maturities.
Mortgage-backed securities. Our mortgage-backed securities portfolio consists of pass-through and agency-issued collateralized mortgage obligations. As of December 31, 2025, our mortgage-backed securities decreased by $2.1 million, or 24.4%, compared to December 31, 2024. At December 31, 2025, mortgage-backed securities represented 0.7% of our securities portfolio.
Corporate bonds. Corporate bonds are debt obligations issued by companies to raise capital and refinance obligations of the issuer. As of December 31, 2025, our corporate bonds increased by $5.4 million, or 5.3%, compared to December 31, 2024, due to purchases exceeding bond maturities.
State and municipal securities. State and municipal securities are debt obligations issued by state and local governments. As of December 31, 2025, our state and municipal securities decreased by $2.7 million, or 1.2% compared to December 31, 2024, because the volume of maturities and calls outpaced our bond purchases.
Allowance for Credit Losses — Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type (U.S. government and federal agencies, agency mortgage-backed securities, corporate bonds and state and municipal securities). We estimate expected credit losses based on our historical credit loss information as adjusted for current conditions and reasonable and supportable forecasts. Securities issued by the U.S. Treasury or government agencies are not considered to be credit sensitive as they are explicitly or implicitly guaranteed by the U.S. government, and result in expectations of zero credit loss. Accordingly, management’s analysis of credit loss considers only the corporate and municipal segments. Accordingly, management’s analysis of credit loss considers only the corporate and municipal segments. Accrued interest receivable on HTM debt securities totaled $1.4 million as of December 31, 2025 and $1.6 million as of December 31, 2024, respectively, and was excluded from the estimate of credit losses.

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
The following tables present an analysis of the allowance for credit losses on securities:

Held to Maturity:	As of and for the year ended December 31,
(dollars in thousands)	2025	2024
Allowance for credit losses at the beginning of period	$202	$348
Provision for (recapture of) for credit losses	(74)	(146)
Total charge-offs	—	—
Total recoveries	—	—
Net (charge-offs) recoveries	—	—
Allowance for credit losses at end of period	$128	$202

Average HTM debt securities outstanding	$273,058	$305,885
Total outstanding HTM debt securities at end of each period	256,638	300,653
Ratio of allowance to total HTM debt securities outstanding at period end	0.05%	0.07%
Ratio of nonaccrual HTM securities to total HTM securities outstanding at period end	—%	—%
Ratio of allowance to nonaccrual debt securities at period end	—%	—%

Available-for-Sale:	As of and for the year ended December 31,
(dollars in thousands)	2025	2024
Allowance for credit losses at the beginning of period	$—	$—
Provision for (recapture of) for credit losses	—	(210)
Total charge-offs	—	—
Total recoveries	—	210
Net (charge-offs) recoveries	—	210
Allowance for credit losses at end of period	$—	$—

Average AFS debt securities outstanding	$575,547	$263,243
Total outstanding AFS debt securities at end of each period	608,804	358,329
Ratio of allowance to total AFS debt securities outstanding at period end	—%	—%
Ratio of nonaccrual AFS securities to total AFS securities outstanding at period end	—%	—%
Ratio of allowance to nonaccrual debt securities at period end	—%	—%

During the year ended December 31, 2024, we received proceeds totaling $210 thousand for a corporate bond previously written off and recorded a recovery of credit losses. There was no further activity related to the AFS allowance for credit losses in 2024, and no activity in 2025.
The following table presents the allocation of the allowance for credit losses on our HTM securities portfolios by segment. There was no ACL established for the AFS portfolio as of the indicated period ends.

	As of December 31,
	2025		2024
(dollars in thousands)	Amount	% to total HTM bonds	Amount	% to total HTM bonds
U.S. government and federal agencies	$—	—%	$—	—%
Mortgage-backed securities	—	—%	—	—%
Corporate	99	0.04%	171	0.06%
State and municipal	29	0.01%	31	0.01%
Total	$128	0.05%	$202	0.07%
The following tables present the allocation of the net charge offs within the AFS securities portfolio by segment.

	For the Year Ended December 31,
	2025			2024
(dollars in thousands)	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding	Net (charge-offs) recoveries	Average AFS securities outstanding	Ratio of net (charge-offs) recoveries to average total bonds outstanding
U.S. government and federal agencies	$—	$322,879	—%	$—	$103,746	—%
Mortgage-backed securities	—	6,433	—%	—	8,165	—%
Corporate	—	52,168	—%	210	51,185	0.08%
State and municipal	—	97,780	—%	—	100,147	—%
Loan Portfolio
Our loan portfolio consists of mortgage, commercial, and consumer loans to clients. A substantial portion of our loan portfolio is represented by residential real estate and commercial real estate loans throughout the Washington, D.C. metropolitan area. The ability of our debtors to honor their contracts is dependent upon a number of factors, including the real estate and general economic conditions in this area, as described in the “Risk Factors” section of this Annual Report on Form 10-K.
The following table summarizes our loan portfolio by the type of loans as of the dates indicated:

	As of December 31,
	2025		2024		Change
(dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	$	%
Commercial real estate	$48,278	17.6%	$53,480	17.1%	$(5,202)	(9.7%)
Commercial	4,521	1.6%	27,883	8.9%	(23,362)	(83.8%)
Residential real estate, closed-end	201,060	73.2%	210,730	67.2%	(9,670)	(4.6%)
Other consumer loans	20,900	7.6%	21,194	6.8%	(294)	(1.4%)
Total	$274,759	100.0%	$313,287	100.0%	$(38,528)	(12.3%)

As of December 31, 2025, our total loans decreased by $38.5 or 12.3%, compared to December 31, 2024. The decrease reflects: cyclical principal curtailments in commercial loans from political organization borrowers; the strategic reduction in our commercial real estate lending, specifically reducing our non-owner occupied office loans, to reduce our exposure to this sector; and a decrease in the consumer portfolio due to payoffs and amortization.
Commercial real estate loans. Commercial real estate loans are generally long-term loans secured by a commercial property that is either owner-occupied or investor owned. This category also includes commercial construction loans and multifamily residential property loans. Management has strategically allowed a decline in the commercial real estate portfolio, specifically within the non-owner occupied office loans sector, which decreased 51.9% from December 31, 2024. Elevated interest rates have increased the cost of borrowing and remote work trends continue to be a concern. These factors negatively impact the value of commercial properties, making commercial real estate loans less attractive. As of December 31, 2025, our commercial real estate loans decreased by $5.2 million, or 9.7%, compared to December 31, 2024.
As of December 31, 2025, our commercial real estate portfolio included owner-occupied and non-owner-occupied commercial real estate loans and were concentrated in certain sectors and in the Washington, D.C. metropolitan area:
•Owner-Occupied vs. Non-Owner-Occupied Properties: Our commercial real estate loans include both owner-occupied and non-owner-occupied properties. As of December 31, 2025 and 2024, we had $17.2 million and $18.7 million, respectively, in owner-occupied loans and $31.1 million and $34.8 million, respectively, in non-owner-occupied loans. Non-owner-occupied properties depend on rental income for repayment. Factors such as market conditions, tenant defaults, and vacancies could reduce cash flow from these properties, leading to increased delinquencies and potential losses.
•Sector Concentration: Our commercial real estate loan portfolio is concentrated in the office, retail, multifamily, and hotels sectors. As of December 31, 2025, our non-owner-occupied office loans totaled $3.1 million, retail loans totaled $12.2 million, multifamily loans totaled $8.9 million, and hotel loans totaled $3.7 million. At December 31, 2024, our non-owner occupied office loans totaled $6.4 million, retail loans totaled $12.8 million, multifamily loans totaled $7.4 million, and hotel loans totaled $4.0 million.
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
Commercial. Commercial loans consisting of commercial and industrial (C&I) term loans or lines of credit exhibit cyclicality due to the involvement of political organizations in this segment. C&I loans include unsecured or UCC secured lending, accounts receivable, equipment financing loans or working capital loans. As of December 31, 2025, our commercial loans decreased by $23.4 million, or 83.8%, compared to December 31, 2024. The decline was primarily due to several large principal curtailments from political organizations, which are consistent with prior cycles, as well as a large payoff by a commercial borrower in the commercial real estate services sector late in the second quarter.
Residential real estate loans, closed-end. Single family (1-4 units) residential mortgage loans are primarily secured by owner-occupied primary and secondary residences and are “closed-end” mortgage loans, which means that the loan amount is fixed at the outset and repaid over a set term without the ability to re-borrow. While the balance at December 31, 2025, of our residential real estate loans decreased by $9.7 million, or 4.6%, compared to December 31, 2024 reflecting runoff through payoffs, amortization and limited new portfolio originations, our residential real estate loans make up a greater share of our total loans as compared to December 31, 2024, increasing from 67.2% to 73.2%.
Other consumer loans. Other consumer loans include residential construction loans, revolving loans secured by residential properties, commonly known as home equity lines of credit (“HELOCs”), and loans made directly to individuals for non-business purposes which may be secured or unsecured. As of December 31, 2025, other consumer loans decreased by $294 thousand, or 1.4%, from December 31, 2024. The following table presents the components of other consumer loans:

	As of December 31,
(dollars in thousands)	2025	2024
Residential construction loans	$2,954	$1,806
HELOCs	15,382	16,373
Consumer secured	2,099	2,428
Consumer unsecured	465	587
Total consumer loans	$20,900	$21,194
Loan Maturity and Sensitivity to Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of the loans may differ from the maturities reflected below because consumer borrowers and some commercial borrowers have the right to prepay obligations with or without prepayment penalties. As of December 31, 2025, variable rate loans, which include floating and adjustable rate structures, comprised 69.7% of our loan portfolio. Our variable rate loans primarily consist of adjustable residential real estate loans with initial fixed-rate periods of three, five, seven or ten years, which, depending on the loan program, reprice every one, three, or five years after the initial fixed-rate period. Variable rate loans provide a better match against our deposit liabilities and reduce our interest rate risk.
The following table details maturities and sensitivity to interest rate changes for our loan portfolio as of December 31, 2025, and the contractual maturity and interest-rate profile of our loan portfolio:

At December 31, 2025	Remaining Contractual Maturity Held for Investment
(dollars in thousands)	One year or less	After one year through five years	After five years and through fifteen years	After fifteen years	Total
Fixed rate loans:
Commercial real estate	$4,435	$15,904	$19,669	$—	$40,008
Commercial	5	1,233	463	—	1,701
Residential real estate, closed-end	46	1,403	31,166	6,920	39,535
Other consumer loans	58	2,063	—	—	2,121
Total fixed rate loans	$4,544	$20,603	$51,298	$6,920	$83,365
Variable rate loans:
Commercial real estate	$—	$199	$7,897	$174	$8,270
Commercial	458	1,503	859	—	2,820
Residential real estate, closed-end	—	51	4,797	156,677	161,525
Other consumer loans	516	6,444	7,791	4,028	18,779
Total variable rate loans	$974	$8,197	$21,344	$160,879	$191,394
Total loans	$5,518	$28,800	$72,642	$167,799	$274,759
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
The internal loan review process, performed by our credit administration staff, aims to evaluate that basic requirements for loan origination have been met. Ongoing internal loan review processes monitor commercial borrower performance using a risk-based approach, which may result in grade confirmations or change recommendations. Certain scenarios such as delinquent payments, overdue taxes, overdrafts, lack of borrower cooperation, delayed financial statements, or significant changes to the borrower’s financial position may be considered potential indicators of problem loans. In such cases, the loan risk classification may be re-evaluated.
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
As of December 31, 2025 and 2024, based on our internal classifications, we did not identify any assets that met our criteria for classification as non-performing assets or OREO.
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
For loans that do not share risk characteristics with a pool of other loans, expected credit losses are measured on an individual loan basis. Management individually evaluates the expected credit loss for certain loans, such as those that are graded doubtful, or are identified as having risk characteristics dissimilar to those of the established loan pools, including loans that are collateral-dependent.
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
The following table presents an analysis of the allowance for credit losses:

	As of and for the Year Ended December 31,
(dollars in thousands)	2025	2024
Allowance for credit losses at the beginning of period	$4,514	$4,319
Provision for (recapture of) credit losses	(418)	195
Charge-offs	—	—
Recoveries	—	—
Allowance for credit losses at end of period	$4,096	$4,514

Average loans held for investment outstanding	$291,765	$305,364
Total loans outstanding at end of each period	274,759	313,287
Ratio of allowance to total loans outstanding at period end	1.49%	1.44%
Ratio of nonaccrual loans to total loans outstanding at period end	—	—
Ratio of allowance to nonaccrual loans at period end	—	—

The following table presents the allocation of the allowance for credit losses:

	As of December 31,
	2025		2024
(dollars in thousands)	Amount	% of total loans	Amount	% of total loans
Commercial real estate	$1,468	0.53%	$1,140	0.36%
Commercial	73	0.03%	483	0.15%
Residential real estate	2,324	0.85%	2,644	0.84%
Other consumer loans	231	0.08%	247	0.08%
Total	$4,096	1.49%	$4,514	1.44%
The allocations of the allowance between loan segments did not vary significantly during the periods presented. However, we note a migration of applied allowances from the commercial non-real estate segment as of December 31, 2024 to the commercial real estate segment as of December 31, 2025. This migration was caused by a decline in the commercial portfolio’s outstanding balance and an increase in the qualitative risk assessment applicable to the commercial real estate segment.
There were no loan charge-offs for the years ended December 31, 2025 or 2024. As a result, the ratio of loan charge-offs to average loans outstanding is 0.00% for all reported periods.
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
We are a member of the IntraFi® Cash Services network, which allows our deposit clients to enroll in the ICS® program. This program is designed to provide our clients with access to FDIC insurance beyond the standard maximum deposit insurance amount at a single insured depository institution. For accounts enrolled in this service, we select whether each account should be in a reciprocal position or a one-way sell position. A reciprocal position means that we receive an equal amount of network deposits for our enrolled accounts, and those deposits are reflected on our balance sheet. If we elect to receive reciprocal deposits, we are required to pay a fee to IntraFi® equal to our reciprocal deposits balances multiplied by an annualized rate of 0.125% as of December 31, 2025. Conversely, we do not receive reciprocal network funding when accounts are positioned as One-Way Sell®, and therefore the deposits are not reported on the balance sheet. For deposits placed at other participating banks as One-Way Sell® deposits, we receive deposit placement services income, which is inversely related to the interest rate on the deposit account, meaning that we receive less deposit placement services income for placing deposits with a higher interest rate.
During periods of increased political organization deposits, which typically occur in connection with election cycles, we may adjust the positioning of certain accounts enrolled in the ICS® program. These adjustments can include changing some accounts from a reciprocal position to a One-Way Sell® position, which affects whether and how these deposits are reflected on our balance sheet. These adjustments are part of our overall asset and liability management strategy, which aims to maintain appropriate balance sheet metrics in accordance with regulatory guidelines and our risk management policies. As of December 31, 2025, our balance sheet reflected $106.7 million of reciprocal ICS® deposits. Excess deposits totaling $359.9 million as of December 31, 2025 were placed at other participating banks as One-Way Sell® deposits. Our deposit placement services income was $838 thousand for the year ended December 31, 2025. If we were to convert some or all of the One-Way Sell® deposits into reciprocal deposits, bringing them back onto our balance sheet, we would expect to receive interest income by investing these deposits, but our deposit placement services income would decline and our interest on deposits, FDIC and regulatory assessments and the fee we pay to IntraFi® would increase. Deposit placement services income levels are also a function of the average One-Way Sell® deposit balance throughout a year. Although One-Way Sell® deposit balances at December 31, 2025 were higher than at the prior year end, lower deposit placement services income is a result of lower average balances throughout much of 2025.
Our participation in the ICS® network is subject to certain terms and conditions, and there can be no assurances that we will be able to participate in the ICS® network in the future. As of December 31, 2025, the terms and conditions for participation in the ICS® network include a $285.0 million limit on the amount of each participating client’s ICS® deposits that may be placed at other banks within the ICS® network, a $3.5 billion and $6.5 billion limit on the maximum amount of savings account deposits and demand account deposits, respectively, that a bank may place at other banks as reciprocal deposits, and a $10.0 billion limit on the maximum amount of deposits that a bank may place at other banks as One-Way Sell® deposits. The terms and conditions also include limitations on a bank’s ability to receive reciprocal deposits, place One-Way Sell® deposits, or receive One-Way Buy® deposits if the bank is not “well capitalized” under the applicable federal banking regulations.
We are subject to various fees associated with the placement and management of deposits within the ICS® network, as outlined in the IntraFi® Participating Institution Agreement. When we elect to receive reciprocal deposits, which are network deposits that are matched with equivalent funds placed by other participating institutions, we incur an “IntraFi Placement Fee.” As of December 31, 2025, the annualized rate for this fee was 0.125%, which is applied to the reciprocal deposits balance to determine the amount of the fee incurred. This fee increases our overall operating expenses, impacting our net income.
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
Historically, deposits from political organizations have typically increased in the periods leading up to federal elections, declined in the quarters around federal elections, and tended to rebuild gradually in the quarters following federal elections. Deposit balances during early 2025 were affected by sizable political organization account movements, beginning with first-quarter inflows that were more concentrated and differently timed than in prior election cycles. These inflows were the result of a post-election surge in deposits following the November 2024 federal elections. This was followed by a significant outflow from certain political organization accounts early in the second quarter, which began to rebuild by mid-year, with growth continuing thereafter, ending the year at $1.6 billion. In 2025, political organization deposit inflows partially contributed to the $323.3 million year-over-year increase in total consolidated deposits and the $213.5 million increase in One Way Sell® deposits.
As of December 31, 2025, no accounts individually exceeded 5% of total consolidated deposits. As of December 31, 2024, two political organization accounts individually exceeded 5% of total consolidated deposits. The total deposit balance related to these clients was $202.6 million, accounting for 16.2% of total deposits.
The following table presents the types of deposits compared to total deposits for the periods indicated:

	As of December 31,
	2025		2024		Change
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits	$	%
Noninterest-bearing	$1,254,695	79.8%	$913,379	73.1%	$341,316	37.4%
Savings, interest-bearing and money market accounts	309,352	19.6%	324,845	26.0%	(15,493)	(4.8%)
Time, $250 and over	4,787	0.3%	6,510	0.5%	(1,723)	(26.5%)
Other time	4,446	0.3%	5,201	0.4%	(755)	(14.5%)
Total	$1,573,280	100.0%	$1,249,935	100.0%	$323,345	25.9%

The $341.3 million, or 37.4% increase in noninterest-bearing accounts from December 31, 2024 to December 31, 2025 was driven by changes in political organization deposit balances as well as growth across other deposit categories. Our political depositors typically exhibit heightened activity during the quarters leading up to a federal election contributing to the increase in the balance sheet deposits. The ICS® reciprocal deposits decreased from $130.3 million at December 31, 2024 to $106.7 million at December 31, 2025.
The following table presents the average balances and average rates paid for the periods indicated:

	Year Ended December 31,
	2025		2024
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$986,531	—%	$930,978	—%
Savings, interest-bearing checking and money market accounts	377,492	1.08%	233,217	1.24%
Time, $250 and over	5,329	2.67%	7,563	2.93%
Other time	4,878	2.40%	5,778	2.84%
Total average deposits	$1,374,230	0.32%	$1,177,536	0.28%
FDIC deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. We estimate total uninsured deposits were $1.2 billion and $857.8 million as of December 31, 2025 and December 31, 2024, respectively, representing approximately 75.0% and 68.6% of our deposit portfolio as of December 31, 2025 and December 31, 2024, respectively.

The maturity profiles of our uninsured time deposits, those deposits that exceed the FDIC insurance limit, as of December 31, 2025 are as follows:

(dollars in thousands)	Three Months or Less	More than Three Months to Twelve Months	More than Twelve Months to Three Years	More than Three years	Total
Time deposits, uninsured	$544	$4,243	$—	$—	$4,787
Borrowings
The Bank has several supplementary funding sources, including a secured line of credit with the FHLB and various available secured and unsecured lines of credit with correspondent banks.
Federal Home Loan Bank Advance. The Bank has a secured line of credit with the FHLB, which is renewed annually in December, and which requires the Bank to pledge collateral to establish credit availability. The Bank has historically pledged single-family residential real estate loans within the Bank’s loan portfolio to establish credit availability. As of December 31, 2025 and 2024, the secured line of credit had no collateral pledged and therefore no available or outstanding balance.
Federal Reserve Bank Discount Window. The Bank also maintains eligibility for a secured line of credit with the FRB. To establish credit availability, the Bank will typically pledge securities. December 31, 2025 and December 31, 2024, the Bank had not pledged any collateral to the FRB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
Short-Term Borrowings. As of December 31, 2025, the Company had no outstanding short-term borrowings. The Company fully repaid its previously outstanding balance on an unsecured line of credit from a correspondent bank. The line of credit, which had a total commitment of $10.0 million and an outstanding balance of $5.0 million as of December 31, 2023, was fully repaid on October 10, 2024, using a portion of the net proceeds from the IPO. The Company formally closed the line of credit on October 11, 2024.
On February 20, 2026, the Company entered into a $15.0 million unsecured revolving credit facility with a correspondent bank. The facility matures on February 20, 2027 and may be extended for up to two additional one-year periods at the Company’s option, subject to compliance with the agreement’s terms. Borrowings under the facility bear interest at a variable rate based on 1.30% plus the greater of 1-Month Term SOFR or 1.00%. The agreement includes customary financial and negative covenants applicable to the Company and its bank subsidiary. Because the facility was executed after December 31, 2025, no amounts related to this agreement are reflected in the accompanying consolidated financial statements. As of the date of issuance of these consolidated financial statements, no amounts were outstanding under the facility.
Federal Funds Lines of Credit. The Bank also maintains access to unsecured federal funds purchase lines of credit with:
•Pacific Coast Bankers’ Bank: $50.0 million, maturing June 30, 2026,
•First National Bankers’ Bank: $10.0 million, maturing June 30, 2026, and
•Community Bankers’ Bank: $8.0 million, matured March 4, 2026, and subsequently renewed for a one year period to March 2, 2027
These federal funds lines renew annually, and balances may remain outstanding for periods ranging from 10 to 90 consecutive days. The use of these credit facilities is contingent upon compliance with specified financial conditions and covenants.
As of December 31, 2025 and December 31, 2024, the Bank had no outstanding balances under these federal funds purchase lines.
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
The contractual amounts of financial instruments with off-balance sheet commitments are as follows:

	As of December 31,
(dollars in thousands)	2025	2024
Commitments to grant loans	$1,000	$408
Credit card lines	1,397	762
Unfunded commitments under lines of credit	21,390	22,230
Standby letters of credit	3,094	4,491
Commitments to grant loans increased from December 31, 2024 to December 31, 2025, due to two loans which was in the process of origination at December 31, 2025. Credit card lines increased by $635 thousand, or 83.3% during the year, due to growth in the business credit card program. Unfunded commitments under lines of credit decreased $840 thousand, or 3.8% from December 31, 2024 to December 31, 2025, staying relatively consistent. Standby letters of credit decreased $1.4 million, or 31.1%, due to decrease in volume, primarily related to cyclical political client activity.
For information regarding the arrangement related to the ICS® network and related One-Way Sell® deposits, see “— Deposits” above.
Liquidity and Capital Management
Liquidity Management
Liquidity refers to our capacity to meet cash and collateral obligations in a timely manner. Maintaining appropriate levels of liquidity depends on our ability to address both expected and unexpected cash flows and collateral needs while aiming to avoid adverse effects on our daily operations or the financial condition of the Bank. Effective liquidity management is considered essential to our business model, as deposits, which can generally be withdrawn on demand, form a primary source of our funding. See “— Financial Condition — Deposits” for more information regarding fluctuations in our deposit base. We employ various strategies intended to manage liquidity. Our account at the Federal Reserve, which held approximately $580.9 million as of December 31, 2025, serves as a primary source of liquidity for daily and ongoing activities. We also maintain additional supplemental sources of liquidity, as discussed below. For regulatory reporting purposes, the liquidity ratio is typically calculated as the sum of our cash and cash equivalents plus unpledged securities classified as investment grade divided by total liabilities. Based on this calculation method, as of December 31, 2025 and 2024, our reported liquidity ratios were 91.86% and 85.13%, respectively. As of December 31, 2025, we had $359.9 million in One-Way Sell® deposit accounts through the ICS® platform that could be converted to a reciprocal position in order to provide additional near-term liquidity. It is important to note that these ratios and amounts are point-in-time measurements and may not be indicative of future liquidity positions.
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
Management estimates that up to 75.0% of deposits were uninsured as of December 31, 2025. To obtain FDIC insurance for deposits exceeding the $250 thousand threshold, some clients enroll in the ICS®, which is described in greater detail under “— Deposits” above. As of December 31, 2025, deposit balances totaling $466.6 million were enrolled in the

ICS® program. $359.9 million of these deposits were positioned as One-Way Sell® deposits and are therefore not reflected on the balance sheet. The Bank has the flexibility to convert these One-Way Sell® deposits into reciprocal deposits, which would then appear on the balance sheet. To fund the outflow of deposits during phases of the federal election cycle when campaigns and committees are actively spending, management will rely on the Bank’s cash balances at the Federal Reserve and conversion of One-Way Sell® accounts to reciprocal as its primary sources of liquidity. Similar to other deposits, depositors may withdraw their One-Way Sell® deposits at any time, which could impact the volume of One-Way Sell® deposits available for conversion to reciprocal.
In addition to the primary sources of liquidity discussed above, we maintain secured lines of credit with the FHLB and the Federal Reserve Discount Window, for which we can borrow up to the allowable amount of pledged collateral. The Bank can advance FHLB funds of up to 25% of assets as reported in its latest Call Report, which the Bank files with the FFIEC on a quarterly basis, using pledged collateral such as qualifying mortgages and investment securities. Based on the December 31, 2025 Call Report, 25% of total assets equates to credit availability of $396.2 million. As of December 31, 2025, we had no collateral pledged or outstanding balance with the FHLB or Federal Reserve.
The Bank has access to additional unsecured funding through its account with ICS®. The Bank can request funding of up to 10% of total assets, which equates to $158.5 million as of the Bank’s December 31, 2025 Call Report, in a One-Way Buy® of daily maturing or term deposit products. Requesting One-Way Buy® deposits requires us to submit a bid including the rate we are willing to pay for the deposits, and such request may be fulfilled in whole, in part, or not at all. If demand for One-Way Buy® deposits is high, then the rate required to successfully bid for One-Way Buy® deposits would be expected to increase, and so One-Way Buy® deposits may be a less reliable source of liquidity. As of December 31, 2025, there was no outstanding balance.
The Bank maintains unsecured lines of credit with three correspondent banks that provide combined availability of $68.0 million. There were no outstanding balances as of December 31, 2025 or December 31, 2024.
As an intermediate source of liquidity, we may sell AFS securities or allow AFS and HTM securities to mature without reinvestment in the securities portfolio. As of December 31, 2025, our AFS securities portfolio had a fair value of $608.8 million and our total AFS and HTM debt securities portfolio had an amortized cost of $867.5 million, including $393.7 million of bonds maturing within a year and $404.7 million of bonds maturing between one and five years. Our bond portfolio is structured to provide liquidity when management anticipates it will be needed, and a portion of our AFS bonds are invested in liquid investments like U.S. Treasury securities. In the event liquidity is needed from the bond portfolio, management will take into consideration a number of factors when determining which investments to sell. Variables include the marketability of the bonds, current prices and estimated losses, and other factors.
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
Stockholders’ equity as of December 31, 2025 was $169.2 million, an increase of $25.0 million compared to $144.2 million as of December 31, 2024. Net income for the year ended December 31, 2025 contributed $20.2 million to the, increase stockholders’ equity. The remaining change was due to a $4.7 million decrease in accumulated other comprehensive loss during the 2025, primarily reflecting an improvement in the market value of the AFS securities portfolio.
In February 2026, we entered into a $15.0 million unsecured revolving credit facility at the holding company level, which the Company could use to provide capital to the Bank. The facility matures in February 2027, subject to extension at our option if we remain in compliance with its terms.
Book value per share as of and December 31, 2025 and 2024 was $25.79 and $21.98, respectively. The increase between periods is primarily the result of earnings, which were $3.08 per share during the year ended December 31, 2025. The remaining increase is due to the improvement in the market value of the AFS securities portfolio which caused the accumulated other comprehensive loss to decline.
Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of December 31, 2025 and 2024, respectively, 63.8% and 52.4% of the Bank’s total assets were invested in such zero-risk assets. The tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as tier 1 capital divided by total average assets for the quarter.
The Bank’s capital level is characterized as “well capitalized” under the Basel III Capital Rules. A summary of the Bank’s regulatory capital ratios, and minimum requirement to be considered “well capitalized” are presented below:

	December 31,				Well- capitalized requirement
	2025		2024
($ in thousands)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital	$165,665	44.63%	$131,750	32.94%	10.00%
Tier 1 risk-based capital	161,442	43.49%	127,034	31.76%	8.00%
Common equity tier one risk-based capital	161,442	43.49%	127,034	31.76%	6.50%
Tier 1 leverage	161,442	9.61%	127,034	9.57%	5.00%
During periods of growth in deposits due to seasonality, our assets could reach a level that would require the Bank to control the level of these deposits or require the Company to obtain additional capital to maintain a Tier 1 leverage ratio that exceeds our internal regulatory capital policies or targets and satisfies regulatory requirements. We use the ICS® network to help manage our Tier 1 leverage ratio by moving certain deposit accounts off our balance sheet by placing the deposits at other banks as One-Way Sell® deposits. As of December 31, 2025, our deposits enrolled in the ICS® program which were in a One-Way Sell® position totaled $359.9 million.
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
Interest rate risk is generally considered a significant market risk for financial institutions. We have developed interest rate risk policies that aim to provide management with guidelines for funds management. We have also established a system for monitoring our net interest rate sensitivity position. However, it’s important to note that despite these measures, significant changes in interest rates could potentially impact our earnings, liquidity and capital positions.

We had a total one-year cumulative gap in rate-sensitive assets and rate-sensitive liabilities of $937.9 million and $616.5 million as of December 31, 2025 and 2024, respectively, indicating that, overall, our assets will reprice before our liabilities. Generally, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, decreasing interest rates could reduce net interest income and increasing interest rates could increase net interest income.
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

Change in interest rates (ramped)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
December 31, 2025	(22.87%)	(17.40%)	(11.45%)	(5.70%)	5.75%	11.52%	17.21%	23.00%
December 31, 2024	(18.05%)	(13.46%)	(8.98%)	(4.55%)	4.45%	8.93%	13.37%	17.91%

Change in interest rates (immediate)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
December 31, 2025	(46.37%)	(38.21%)	(25.29%)	(12.41%)	12.31%	24.49%	36.74%	49.00%
December 31, 2024	(48.48%)	(36.12%)	(23.86%)	(11.92%)	11.80%	23.50%	35.42%	47.20%
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

Change in interest rates	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
December 31, 2025	(11.85%)	(9.65%)	(5.65%)	(2.65%)	2.28%	4.57%	7.57%	9.73%
December 31, 2024	(5.48%)	(3.37%)	(1.72%)	(1.19%)	0.36%	0.68%	1.32%	2.12%
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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Chain Bridge Bancorp, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chain Bridge Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Winchester, Virginia
March 20, 2026

Chain Bridge Bancorp, Inc. and Subsidiary Consolidated Balance Sheets December 31, 2025 and 2024 (Dollars in thousands, except per share data)
	2025	2024
Assets
Cash and due from banks	$4,882	$3,056
Interest-bearing deposits in other banks	581,748	407,683
Total cash and cash equivalents	586,630	410,739
Securities available for sale, at fair value	608,804	358,329
Securities held to maturity, at carrying value, net of allowance for credit losses of $128 and $202, respectively (fair value of $245,276 and $278,951, respectively)	256,510	300,451
Equity securities, at fair value	547	515
Restricted securities, at cost	3,383	2,886
Loans held for sale	—	316
Loans, net of allowance for credit losses of $4,096 and $4,514, respectively	270,663	308,773
Premises and equipment, net of accumulated depreciation of $7,755 and $7,285, respectively	13,229	9,587
Accrued interest receivable	7,108	4,231
Other assets	3,525	5,297
Total assets	$1,750,399	$1,401,124
Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$1,254,695	$913,379
Savings, interest-bearing checking and money market accounts	309,352	324,845
Time, $250 and over	4,787	6,510
Other time	4,446	5,201
Total deposits	1,573,280	1,249,935
Accrued interest payable	32	46
Accrued expenses and other liabilities	7,868	6,897
Total liabilities	1,581,180	1,256,878
Commitments and contingencies
Stockholders’ equity
Preferred Stock:
No par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock:
$0.01 par value, 20,000,000 shares authorized, 3,297,137 and 3,049,447 shares issued and outstanding, respectively	33	30
Class B Common Stock:
$0.01 par value, 10,000,000 shares authorized, 3,264,680 and 3,512,370 shares issued and outstanding, respectively	32	35
Additional paid-in capital	74,785	74,785
Retained earnings	97,878	77,641
Accumulated other comprehensive loss	(3,509)	(8,245)
Total stockholders’ equity	169,219	144,246
Total liabilities and stockholders’ equity	$1,750,399	$1,401,124
See Notes to Consolidated Financial Statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
For the Years Ended December 31, 2025 and 2024
(Dollars in thousands, except per share data)

	2025	2024
Interest and dividend income
Interest and fees on loans	$13,288	$13,787
Interest and dividends on securities, taxable	21,840	12,320
Interest on securities, tax-exempt	1,121	1,145
Interest on interest-bearing deposits in banks	19,594	20,823
Total interest and dividend income	55,843	48,075
Interest expense
Interest on deposits	4,340	3,273
Interest on short-term borrowings	—	430
Total interest expense	4,340	3,703
Net interest income	51,503	44,372
Provision for (recapture of) credit losses
Provision for (recapture of) loan credit losses	(418)	195
Recapture of securities credit losses	(74)	(356)
Total recapture of credit losses	(492)	(161)
Net interest income after recapture of credit losses	51,995	44,533
Noninterest income
Trust and wealth management	1,346	907
Service charges on accounts	1,031	1,405
Deposit placement services	838	6,199
Gain on sale of mortgage loans	60	27
Loss on sale of securities	—	(81)
Other income	205	123
Total noninterest income	3,480	8,580
Noninterest expenses
Salaries and employee benefits	17,747	15,906
Professional services	3,148	3,163
Data processing and communication expenses	2,925	2,614
State franchise taxes	1,289	884
Occupancy and equipment expenses	1,072	982
FDIC and regulatory assessments	850	753
Insurance expenses	605	340
Directors’ fees	596	650
Other operating expenses	1,827	1,553
Total noninterest expenses	30,059	26,845
Net income before taxes	25,416	26,268
Income tax expense	5,179	5,319
Net income	$20,237	$20,949
Earnings per common share, basic and diluted[1]	$3.08	$4.17

See Notes to Consolidated Financial Statements.
1 The number of basic and diluted shares are the same because there are no potentially dilutive instruments.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2025 and 2024
(Dollars in thousands)

	2025	2024
Net income	$20,237	$20,949
Other comprehensive income:
Unrealized holding gain on securities available for sale	4,898	3,028
Income tax expense related to the above unrealized gain item	(1,029)	(636)
Amortization of unrealized holding loss on securities available for sale, transferred to held to maturity	1,098	1,093
Income tax expense related to the above amortization item	(231)	(229)
Reclassification adjustment for losses included in net income	—	81
Income tax expense related to the above reclassification item	—	(17)
Other comprehensive income, net of tax	4,736	3,320
Comprehensive income	$24,973	$24,269
See Notes to Consolidated Financial Statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2025 and 2024
(Dollars in thousands)

	Common Stock[2]
	Class A Shares Outstanding	Class B Shares Outstanding	Total Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2023	$—	$46	$46	$38,264	$56,692	$(11,565)	$83,437
Issuance of common stock, net of offering costs	19	—	19	36,521	—	—	36,540
Conversion of Class B to Class A Common Stock	11	(11)	$—	—	—	—	—
Net income	—	—	—	—	20,949	—	20,949
Other comprehensive income	—	—	—	—	—	3,320	3,320
Balance at December 31, 2024	$30	$35	$65	$74,785	$77,641	$(8,245)	$144,246

Balance at December 31, 2024	$30	$35	$65	$74,785	$77,641	$(8,245)	$144,246
Conversion of Class B to Class A Common Stock	3	(3)	—	—	—	—	—
Net income	—	—	—	—	20,237	—	20,237
Other comprehensive income	—	—	—	—	—	4,736	4,736
Balance at December 31, 2025	$33	$32	$65	$74,785	$97,878	$(3,509)	$169,219
See Notes to Consolidated Financial Statements.

2 Share information for historical periods gives effect to the Reclassification. All shares and balances from previously held common stock are reflected in Class B Common Stock.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025 and 2024
(Dollars in thousands)

	2025	2024
Cash flows from operating activities
Net income	$20,237	$20,949
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	470	494
Discount accretion on investment securities, net	(3,512)	(506)
Recapture of impairment loss on securities previously recognized in earnings	(2)	(3)
Fair value loss (gain) on equity security	(17)	5
Provision for (recapture of) loan credit losses	(418)	195
Recapture of securities credit losses	(74)	(356)
Loss on sale of securities	—	81
Gain on sale of mortgage loans	(60)	(27)
Origination of loans held for sale	(4,222)	(3,095)
Proceeds from sale of loans	4,598	2,806
Deferred income tax expense (benefit)	6	(157)
Changes in assets and liabilities:
Net increase in accrued interest receivable and other assets	(2,369)	(792)
Net increase in accrued interest payable, accrued expenses and other liabilities	957	2,203
Net cash provided by operating activities	15,594	21,797
Cash flows from investing activities
Securities available for sale:
Purchases of securities	(626,825)	(282,586)
Proceeds from sales, calls, maturities, recoveries, and paydowns	386,116	187,614
Securities held to maturity:
Proceeds from sales, calls, maturities and paydowns	43,759	7,351
Purchase of restricted securities, net	(497)	(273)
Reinvestment of dividends on equity security	(17)	(15)
Net (increase) decrease in loans	38,528	(9,143)
Purchases of premises and equipment	(4,112)	(223)
Net cash used in investing activities	(163,048)	(97,275)
Cash flows from financing activities
Net increase in noninterest-bearing, savings, interest-bearing checking and money market deposits	325,823	142,941
Net decrease in time deposits	(2,478)	(5,031)
Repayment of short-term borrowings	—	(5,000)
Net proceeds from stock issuance	—	36,540
Net cash provided by financing activities	323,345	169,450
Net increase in cash and cash equivalents	175,891	93,972
Cash and cash equivalents, beginning of period	410,739	316,767
Cash and cash equivalents, end of period	$586,630	$410,739
Supplemental disclosures of cash flow information
Cash payments for interest	$4,355	$3,718
Cash payments for taxes	4,755	6,411
Supplemental disclosures of noncash investing activities
Fair value adjustment for available for sale securities	$4,898	$3,044
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
The accompanying consolidated financial statements have been prepared in accordance with GAAP for annual financial information and conform to general practices within the banking industry.
The results of operations for the twelve months ended December 31, 2025 are not necessarily indicative of the results to be expected for any future interim period or any full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of Chain Bridge Bancorp, Inc. and its wholly-owned subsidiary, Chain Bridge Bank, National Association. All significant intercompany balances and transactions are eliminated in consolidation.
Reclassification
Certain amounts reported in prior years may be reclassified to conform to the current year’s presentation. Certain expenses, previously included in the “marketing and business development costs” component of noninterest expense on the consolidated statements of income, have been reclassified to the “other operating expenses” component of noninterest expense to provide comparability between periods. None of these reclassifications had an impact to stockholders’ equity or net income. There were no other reclassifications for the periods reported.

Notes to Consolidated Financial Statements

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
Cash Concentrations and Restrictions
The Bank maintains cash accounts in various correspondent banks. At December 31, 2025 and 2024 the total amount by which these deposits, combined with federal funds sold, exceeded the federally insured limits was $607 thousand and $730 thousand, respectively.
Under Federal Reserve Board Regulation D (12 C.F.R. Part 204), insured depository institutions are generally required to maintain certain minimum average reserve balances. However, on March 15, 2020, the Board of Governors set the reserve requirement ratio to zero percent, effective March 26, 2020, to support lending to households and businesses in response to economic conditions. Accordingly, the Bank was not subject to any reserve requirement at December 31, 2025 or 2024.
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

Notes to Consolidated Financial Statements

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
Allowance for Credit Losses – Held to Maturity Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type. Accrued interest receivable on HTM debt securities totaled $1.4 million and $1.6 million at December 31, 2025 and 2024 and is excluded from the estimate of credit losses, which is a policy election made by management.
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
Changes in the ACL are recorded as a credit loss provision (or reversal). Losses are charged against the allowance when management determines that collection of all contractual cash flows on an AFS security is not expected or when either

Notes to Consolidated Financial Statements

criterion regarding intent or requirement to sell is met. At December 31, 2025 and 2024, there was no allowance related to the AFS securities portfolio.
Accrued interest receivable on AFS debt securities totaled $4.5 million and $1.3 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses.
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
The accrual of interest on mortgage and commercial loans is discontinued when the loan becomes 90 days delinquent unless the credit is well-secured and in the process of collection. Management may place loans on non-accrual status prior to becoming 90 days past due if management believes interest is uncollectible. Non-performing or uncollectible loans are placed either on nonaccrual status pending further collection efforts or charged off if collection of principal or interest is considered doubtful. In determining whether the accrual of interest should be discontinued, management considers, among other factors, the borrower’s financial condition and cash flow capacity, payment performance, the value and liquidity of underlying collateral, the financial strength of any guarantors, and other relevant credit factors that may affect the collectibility of principal or interest.
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

Notes to Consolidated Financial Statements

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

Notes to Consolidated Financial Statements

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
Allowance for Credit Losses - Loans
The ACL represents an amount which, in management’s judgment, is adequate to absorb the lifetime expected credit losses that may be sustained on outstanding loans at the balance sheet date. The estimate for expected credit losses is based on an evaluation of the size and current risk characteristics of the loan portfolio, past events, current conditions, reasonable and supportable forecasts of future economic conditions, and prepayment experience as related to credit contractual term information. The ACL is measured and recorded upon the initial recognition of a financial asset. The ACL is reduced by charge-offs, net of recoveries of previous losses, and is increased (or decreased) by a provision for (or reversal of) credit losses, which is recorded in the consolidated statements of income. Management estimates the allowance balance using information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications.
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
If a loan does not share risk characteristics with a pool of other loans, expected credit losses are then measured on the individual loan basis. When a loan’s expected credit loss is measured individually, it is excluded from any collective assessment. Management will individually evaluate the expected credit loss for any loans that are graded doubtful, or are otherwise determined to have risk characteristics that are dissimilar to the established loan pools, including those that are collateral dependent.. The individual evaluation will consider collateral value, an observable market price, or the present value of future cash flows. If the measured value of the loan using one of these methods is less than the carrying value of the loan, a specific reserve is applied to the loan in the amount of the difference.
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

Notes to Consolidated Financial Statements

liquidation costs and discounts, and its amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.
Allowance for Credit Losses - Off-Balance Sheet Credit
The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is included in accrued expenses and other liabilities on the consolidated balance sheets and adjusted through credit loss provision (or recovery). The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives. The Company applies the loan segmentation practices and CECL methodology utilized for the loan portfolio to its unfunded commitments. As of December 31, 2025 and 2024, no allowance for off-balance sheet credits was required.
Modifications to Borrowers Experiencing Financial Difficulty
In situations where a borrower is experiencing financial difficulty, management grants a concession to the borrower that it would not otherwise consider, and the modification results in a more than insignificant change in contractual cash flows, the related loan is subject to specific disclosure requirements. Management strives to identify borrowers in financial difficulty early and work with them to modify their loans to more affordable terms before their loans reach nonaccrual status. These modified terms may include rate reductions, principal forgiveness, other than insignificant payments delays, term extensions, or any combination thereof, and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. The Bank did not extend any modifications to borrowers experiencing financial difficulty that had a more than insignificant change in the contractual cash flows of a loan during the periods ending December 31, 2025 and 2024.
Premises and Equipment
Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the assets’ estimated useful lives. The estimated useful lives range from three to eight years for furniture, fixtures and equipment, 10 years for improvements, and 40 years for buildings.
Foreclosed Properties
Assets acquired through, or in lieu of, foreclosure are held for sale. Foreclosed assets are initially recorded at fair market value at the date of foreclosure less estimated selling costs, thus establishing a new cost basis. Subsequent to foreclosure, valuations of the assets are periodically performed by management. Adjustments are made to the lower of the carrying amount or fair market value of the assets less selling costs. Revenue and expenses from operations and valuation changes are included in noninterest expense. The Bank had no foreclosed assets during the years ending December 31, 2025 and 2024.
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
The fair value of rate lock commitments and best-efforts contracts is not readily ascertainable with precision because rate lock commitments and best-efforts contracts are not actively traded in stand-alone markets. Management considers any gain or loss associated with rate lock commitments during the years ending December 31, 2025 and 2024 to be immaterial.

Notes to Consolidated Financial Statements

Income Taxes
Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based upon the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and give current recognition to changes in tax rates and laws. Deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards. Deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.
When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of income. The Company did not record a liability for unrecognized tax benefits at December 31, 2025 and 2024.
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
Earnings Per Share
Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. There were no potentially dilutive shares as of December 31, 2025 and 2024. Class A and Class B common stock participate equally in the allocation of earnings.
Advertising Costs
The Company’s policy is to charge the production costs of advertising to expense as incurred. The Bank expensed $92 thousand and $114 thousand for advertising costs for the years ended December 31, 2025 and 2024, respectively.
Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on AFS securities, are reported as a separate component of the stockholders’ equity section of the consolidated balance sheets, such items, along with net income, are components of comprehensive income. For the years ended December 31, 2025 and 2024, the Company’s other comprehensive income primarily relates to changes in unrealized gains and losses on AFS securities and amortization of unrealized holding losses on securities transferred from AFS to HTM. Items reclassified out of accumulated other comprehensive income to net income include the sale of securities in 2024.
Fair Value Measurements
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with the Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board’s Accounting Standards Codification, the fair value of a financial instrument is the price that

Notes to Consolidated Financial Statements

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
Management is not aware of any litigation, claims or legal actions during 2025, and does not believe there are now any such matters that will have a material effect on the financial statements.
Revenue Recognition
Accounting Standards Codification Topic 606 (“ASC 606”), “Revenue from Contracts with Customers,” creates a single framework for recognizing revenue from contracts with customers that fall within its scope and revises when it is appropriate to recognize gains or losses from the transfer of nonfinancial assets such as other real estate. The majority of the Company’s revenues come from interest income and other sources, including loans and securities that are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented in noninterest income in the consolidated statements of income and are recognized as revenue when the Company satisfies its obligation to the customer.
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
Service Charges on Accounts

Notes to Consolidated Financial Statements

Service charges on accounts consist primarily of income from three areas. The Company earns income from account analysis, monthly service charges, and from overdraft, insufficient funds, and other deposit account related services as well as income from transaction-based services such as wire transfers and debit card fee income.
The Company’s performance obligation for account analysis and monthly service charges is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Payment for account analysis and service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to clients’ accounts. Overdraft fees and other deposit account related service charges are transaction-based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time.
Other account related service charges include transaction-based charges for wire transfers, safety deposit box rentals, lockbox, and other services. Safe deposit box rentals are charged to the client on an annual basis and income is recognized upon receipt of payment. The Company has determined that since rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation. The Company’s performance obligations for wire transfer and other service charges are largely satisfied, and the related revenue recognized, upon completion of the service. Payment is typically received immediately or in the following month.
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
Segment Reporting
The Company operates as a single reportable segment. The Company’s Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer serve as the chief operating decision-makers, and evaluate financial performance and allocates resources on a consolidated basis. Although the Company offers a variety of financial products and services, including deposit accounts, loans, treasury management, and trust and wealth management services, management considers these activities to be components of a single business unit. Individual financial results of specific product lines or services are not separately reviewed by the chief operating decision makers for the purpose of making operating decisions. The Board of Directors reviews consolidated financial results as part of its oversight responsibilities. Accordingly, the Company has determined that it operates in one reportable segment under applicable accounting guidance.
Adoption of New Accounting Pronouncement
The Company adopted FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” effective for the annual reporting period beginning January 1, 2025. The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. The Company adopted the standard retrospectively. and it did not have a material impact on the consolidated financial statements. See Note 8, “Income Taxes” for new disclosures required by ASU 2023-09.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement – Expense Disaggregation Disclosures (Subtopic 220-40):

Notes to Consolidated Financial Statements

Clarifying the Effective Date.” which amends the effective date of ASU 2024 that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.
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
As of December 31, 2025 and December 31, 2024, the Company had no shares of Preferred Stock issued or outstanding.
Note 3. Securities & Allowance for Securities Credit Losses
The Company invests in a variety of debt securities, principally obligations of the U.S. government and federal agencies, mortgage-backed securities, state and municipal agencies, and corporations. As of December 31, 2025 and December 31, 2024, all debt securities were classified as held to maturity (“HTM”) or available for sale (“AFS”).
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

Notes to Consolidated Financial Statements

The following tables summarize the amortized cost, gross unrealized gains and losses, fair value and allowance for credit losses of AFS and HTM debt securities at December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$438,351	$805	$(833)	$438,323	$—
Mortgage-backed securities	5,670	1	(344)	5,327	—
Corporate bonds	62,796	283	(171)	62,908	—
State and municipal securities	104,082	191	(2,027)	102,246	—
Total securities available for sale	$610,899	$1,280	$(3,375)	$608,804	$—
Securities held to maturity:
U.S. government and federal agencies	$96,440	$2	$(4,887)	$91,555	$—
Mortgage-backed securities	1,150	—	(3)	1,147	—
Corporate bonds	43,891	65	(429)	43,527	(99)
State and municipal securities	115,157	11	(6,121)	109,047	(29)
Total securities held to maturity	$256,638	$78	$(11,440)	$245,276	$(128)
Total securities	$867,537	$1,358	$(14,815)	$854,080	$(128)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$207,935	$29	$(1,561)	$206,403	$—
Mortgage-backed securities	7,976	1	(582)	7,395	—
Corporate bonds	44,707	20	(753)	43,974	—
State and municipal securities	104,705	37	(4,185)	100,557	—
Total securities available for sale	$365,323	$87	$(7,081)	$358,329	$—
Securities held to maturity:
U.S. government and federal agencies	$122,452	$—	$(9,181)	$113,271	$—
Mortgage-backed securities	1,168	—	(51)	1,117	—
Corporate bonds	57,470	43	(1,698)	55,815	(171)
State and municipal securities	119,563	5	(10,820)	108,748	(31)
Total securities held to maturity	$300,653	$48	$(21,750)	$278,951	$(202)
Total securities	$665,976	$135	$(28,831)	$637,280	$(202)
There were no holdings of any municipal or corporate debt issuer that equaled or exceeded 10.0% of stockholders’ equity at December 31, 2025 and December 31, 2024.
There were no securities pledged as collateral to secure any borrowing source at December 31, 2025 and December 31, 2024.
Proceeds from calls, maturities, paydowns and sales of debt securities AFS totaled $386.1 million for the twelve months ended December 31, 2025 and $187.6 million for the twelve months ended December 31, 2024. Proceeds from sales, calls, maturities, and paydowns of debt securities HTM totaled $43.8 million and $7.4 million for the twelve month periods ended December 31, 2025 and 2024, respectively.

Notes to Consolidated Financial Statements

During the twelve months ended December 31, 2025, the Bank had no sales of AFS securities. One AFS security was disposed of through a tender offered by the security’s issuer. The proceeds received approximated the security’s amortized cost, and the transaction did not result in a material gain or loss.3
During the twelve months ended December 31, 2024, the Bank sold an AFS bond that was charged off during a prior year for $210 thousand. The proceeds were recorded as a recapture of credit loss. Because this sale did not result in a realized gain or loss on sale of securities, it is excluded from the related tables below.
The proceeds, gross realized gains and losses from sales of debt securities during the twelve months ended December 31, 2024 were as follows (dollars in thousands):

	Twelve Months Ended December 31, 2024
	Available for Sale	Held to Maturity
Proceeds from sales of securities	$458	$953

Gross losses	(16)	(65)
Net losses on sale of a securities	$(16)	$(65)
Income tax benefit attributable to realized net losses on sale of securities	$3	$14

Management classifies bonds as HTM only when the Company has the ability and intent to hold the bond to maturity, and certain sales or transfers of HTM could call into question management’s ability or intent to hold the remaining HTM bond portfolio to maturity, thereby “tainting” the entire portfolio and triggering a reclassification of the entire portfolio to AFS. However, there are limited situations, including evidence of deterioration in the issuer’s creditworthiness, in which the Company could sell an HTM bond without tainting the remaining HTM portfolio. During 2024, the Company sold two HTM bonds from a single issuer due to significant documented deterioration of the issuer’s creditworthiness evidenced by the downgrading of the issuer’s public credit rating. The sales are included in the tables above. Under these circumstances, the sales did not taint the HTM portfolio.
The amortized cost and fair value of debt securities by contractual maturity at December 31, 2025 is as follows (dollars in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$331,934	$332,360	$61,731	$61,226
After one year through five years	260,349	259,001	144,317	138,031
After five years through ten years	13,904	13,067	46,934	42,808
Over ten years	4,712	4,376	3,656	3,211
Total	$610,899	$608,804	$256,638	$245,276
Expected maturities may differ from contractual maturities if issuers have the right to call or repay obligations with or without prepayment penalties.
3 Immaterial gains and losses are defined as those less than one thousand dollars.

Notes to Consolidated Financial Statements

The following table shows the gross unrealized losses and fair values of the Company’s AFS debt securities with unrealized losses aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(6)	$10,108	$(827)	$14,599	$(833)	$24,707
Mortgage-backed securities	—	—	(344)	5,283	(344)	5,283
Corporate bonds	(25)	9,501	(146)	8,646	(171)	18,147
State and municipal securities	(18)	9,491	(2,009)	54,317	(2,027)	63,808
Total securities available for sale	$(49)	$29,100	$(3,326)	$82,845	$(3,375)	$111,945

	December 31, 2024
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(29)	$141,169	$(1,532)	$22,348	$(1,561)	$163,517
Mortgage-backed securities	—	26	(582)	7,338	(582)	7,364
Corporate bonds	(90)	6,365	(663)	30,677	(753)	37,042
State and municipal securities	(77)	9,121	(4,108)	79,790	(4,185)	88,911
Total securities available for sale	$(196)	$156,681	$(6,885)	$140,153	$(7,081)	$296,834
In the AFS portfolio at December 31, 2025, 18 out of 73 debt securities of the U.S. government and federal agencies, 10 out of 15 mortgage-backed securities, 38 out of 127 corporate bonds, and 204 out of 316 state and municipal securities were in an unrealized loss position. All of the Company’s investment portfolio was evaluated under the monitoring process described in Note 1, “Organization and Summary of Accounting Policies” and all investments were deemed investment grade. All of the unrealized losses are attributed to changes in market interest rates, and are not a result of deterioration of creditworthiness among any of the issuers.
Of the total AFS and HTM portfolio at December 31, 2025 and December 31, 2024, 595 and 776 debt securities had unrealized losses with aggregate impairment of 1.7% and 4.3%, respectively, of the Company’s amortized cost basis. These unrealized losses related principally to interest rate movements and not the creditworthiness of the issuers. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Credit loss allowances for the AFS and HTM portfolios are described in the following sections.
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
The Company did not record an ACL on AFS debt securities at December 31, 2025 and December 31, 2024. The Company has evaluated these debt securities for credit-related impairment at the reporting date and concluded that no impairment existed. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports, and correlations between fair value changes and interest rate changes among instruments that are not credit sensitive. All AFS debt securities were current with no debt securities past due or on non-accrual as of December 31, 2025 and December 31, 2024. The Company considers the unrealized losses on the debt securities as of December 31, 2025 and December 31, 2024 to be related to fluctuations in market conditions, primarily interest rates, and is not reflective of deterioration in credit.
At December 31, 2025, there was no allowance for credit losses, and there were no provisions, write offs, or recoveries on AFS debt securities recorded during the year.
The table below presents a roll forward by major security type of the allowance for credit losses on AFS debt securities for the twelve months ended December 31, 2024 (dollars in thousands):

	December 31, 2024
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total AFS Securities
Allowance for credit losses:
Beginning balance, December 31, 2023	$—	$—	$—	$—	$—
Provision for credit losses	—	—	(210)	—	(210)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	210	—	210
Ending balance, December 31, 2024	$—	$—	$—	$—	$—
At December 31, 2024, there was no allowance for credit losses on AFS debt securities recorded. During the twelve months ended December 31, 2024, the Bank received proceeds totaling $210 thousand for a bond that was fully charged off during 2023, and recorded a recovery of credit loss.
Credit Quality Indicators and Allowance for Credit Losses - HTM Securities
The Company evaluates the credit risk of its HTM debt securities on a quarterly basis. The Company estimates expected credit losses on HTM debt securities using an instrument-level process described in Note 1, “Organization and Summary of Significant Accounting Policies.” The primary indicators of credit quality for the Company’s HTM portfolio are security type, time remaining to maturity, and credit rating. Credit ratings may be influenced by a number of factors including obligor cash flows, geography, seniority and others. The HTM portfolio includes debt securities issued by the U.S. Treasury and agencies of the federal government, and mortgage-backed securities issued by government agencies. These types of investments carry implicit or explicit backing of the U.S. Treasury, and therefore are deemed to carry no credit risk for purposes of the ACL evaluation.

Notes to Consolidated Financial Statements

The following table presents the amortized cost of HTM debt securities as of December 31, 2025 and December 31, 2024 by security type and credit rating (dollars in thousands):

	December 31, 2025
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$96,440	$1,150	$14,025	$115,157	$226,772
BBB / BB / B	—	—	29,866	—	29,866
Total	$96,440	$1,150	$43,891	$115,157	$256,638

	December 31, 2024
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$122,452	$1,168	$18,046	$119,563	$261,229
BBB / BB / B	—	—	39,424	—	39,424
Total	$122,452	$1,168	$57,470	$119,563	$300,653
The following tables summarize the change in the allowance for credit losses on HTM debt securities for the twelve months ended December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, December 31, 2024	$—	$—	$171	$31	$202
Recapture of credit losses	—	—	(72)	(2)	(74)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, December 31, 2025	$—	$—	$99	$29	$128

	December 31, 2024
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, December 31, 2023	$—	$—	$322	$26	$348
Provision for (recapture of) credit losses	—	—	(151)	5	(146)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, December 31, 2024	$—	$—	$171	$31	$202
At December 31, 2025 and December 31, 2024, the Company had no HTM debt securities that were 30 days or more past due as to principal and interest payments. The Company had no HTM debt securities classified as non-accrual as of December 31, 2025 and December 31, 2024.

Notes to Consolidated Financial Statements

Equity Securities
The Company reported a fair value gain of $17 thousand in its equity security holding during the twelve month period ended December 31, 2025 and fair value loss of $5 thousand for the twelve month period ended December 31, 2024. The gain and loss were reflected in the “other income” component of noninterest income on the consolidated statements of income.
Note 4. Loans and Allowance for Loan Credit Losses
A summary of the composition of the loan portfolio at December 31, 2025 and December 31, 2024 is as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Commercial real estate	$48,278	$53,480
Commercial	4,521	27,883
Residential real estate closed-end	201,060	210,730
Other consumer loans	20,900	21,194
	274,759	313,287
Less allowance for credit losses	(4,096)	(4,514)
Loans, net	$270,663	$308,773
Overdrafts totaling $58 thousand and $27 thousand at December 31, 2025 and December 31, 2024, respectively, were reclassified from deposits to loans.
The totals above include deferred costs (net of deferred fees) of $518 thousand at December 31, 2025 and $519 thousand at December 31, 2024.
The following tables present the activity in the allowance for credit losses by portfolio segment for the twelve months ended December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total

Allowance for credit losses:
Beginning balance, December 31, 2024	$1,140	$483	$2,644	$247	$4,514
Provision for (recapture of) credit losses	328	(410)	(320)	(16)	(418)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, December 31, 2025	$1,468	$73	$2,324	$231	$4,096

Notes to Consolidated Financial Statements

	December 31, 2024
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total

Allowance for credit losses:
Beginning balance, December 31, 2023	$1,233	$189	$2,668	$229	$4,319
Provision for (recapture of) credit losses	(93)	294	(24)	18	195
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, December 31, 2024	$1,140	$483	$2,644	$247	$4,514
There were no nonaccrual loans, loans 90 days past due and still accruing, or past due for 30 or more days as of December 31, 2025 and December 31, 2024.
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company’s loan risk grading system and ongoing monitoring process is discussed in Note 1, “Organization and Summary of Accounting Policies.”
The following table presents the outstanding balance of the loan portfolio, by year of origination, loan classification, and credit quality, as of December 31, 2025 and December 31, 2024 (dollars in thousands):

Notes to Consolidated Financial Statements

December 31, 2025	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2025	2024	2023	2022	2021	Prior
Commercial real estate
Pass	$4,492	$2,808	$2,480	$3,074	$6,311	$23,778	$—	$—	$42,943
Special Mention	—	—	—	—	1,469	—	—	—	1,469
Substandard	—	—	—	1,635	494	1,737	—	—	3,866
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$4,492	$2,808	$2,480	$4,709	$8,274	$25,515	$—	$—	$48,278
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$211	$322	$—	$500	$4	$933	$2,551	$—	$4,521
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$211	$322	$—	$500	$4	$933	$2,551	$—	$4,521
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate closed-end
Pass	$12,901	$13,961	$12,398	$45,177	$40,709	$75,587	$—	$—	$200,733
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	327	—	—	327
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$12,901	$13,961	$12,398	$45,177	$40,709	$75,914	$—	$—	$201,060
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer loans
Pass	$42	$11	$—	$—	$8	$—	$20,839	$—	$20,900
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$42	$11	$—	$—	$8	$—	$20,839	$—	$20,900
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$17,646	$17,102	$14,878	$48,751	$47,032	$100,298	$23,390	$—	$269,097
Special Mention	—	—	—	—	1,469	—	—	—	1,469
Substandard	—	—	—	1,635	494	2,064	—	—	4,193
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Portfolio Loans	$17,646	$17,102	$14,878	$50,386	$48,995	$102,362	$23,390	$—	$274,759
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Consolidated Financial Statements

December 31, 2024	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2024	2023	2022	2021	2020	Prior
Commercial real estate
Pass	$2,873	$2,526	$6,461	$7,250	$3,424	$25,849	$—	$—	$48,383
Special Mention	—	—	—	1,576	—	—	—	—	1,576
Substandard	—	—	1,676	—	—	1,845	—	—	3,521
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$2,873	$2,526	$8,137	$8,826	$3,424	$27,694	$—	$—	$53,480
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial
Pass	$403	$—	$552	$9	$—	$1,147	$25,772	$—	$27,883
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$403	$—	$552	$9	$—	$1,147	$25,772	$—	$27,883
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate closed end
Pass	$15,969	$17,834	$47,200	$43,125	$23,145	$63,222	$—	$—	$210,495
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	236	—	—	236
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$15,969	$17,834	$47,200	$43,125	$23,145	$63,458	$—	$—	$210,730
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer loans
Pass	$17	$—	$—	$18	$—	$—	$19,336	$1,823	$21,194
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$17	$—	$—	$18	$—	$—	$19,336	$1,823	$21,194
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$19,262	$20,360	$54,213	$50,402	$26,569	$90,218	$45,108	$1,823	$307,955
Special Mention	—	—	—	1,576	—	—	—	—	1,576
Substandard	—	—	1,676	—	—	2,081	—	—	3,757
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Portfolio Loans	$19,262	$20,360	$55,889	$51,978	$26,569	$92,298	$45,108	$1,823	$313,287
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Consolidated Financial Statements

Collateral Dependent Loans
FASB ASC Topic 326 describes a collateral-dependent asset as a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on management’s assessment, is experiencing financial difficulty as of the reporting date. Whether the underlying collateral is expected to be a substantial source of repayment for an asset depends on the availability, reliability, and capacity of sources other than the collateral to repay the debt. Collateral-dependent loans are individually evaluated for expected credit losses as of the reporting date, and they are removed from their respective pools of collectively evaluated assets. Expected credit losses for these types of assets are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs. There were no collateral-dependent loans that were individually evaluated for purposes of determining the allowance for credit loss under FASB ASC Topic 326 as of December 31, 2025 and December 31, 2024.
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no loan modifications provided to borrowers exhibiting financial distress during the twelve months ended December 31, 2025 and 2024, and there were no such prior modifications in existence during the periods reported. During the reported periods, there were no payment defaults from any such loans during the twelve months preceding the modification because no such modifications were in existence during the periods.
Related Party Loan Transactions
Officers, directors and their affiliates had loans outstanding with the Company of $8.4 million and $8.6 million as of December 31, 2025 and December 31, 2024, respectively. During 2025, total principal payments and payoffs were $1.7 million. The remaining increase in the credit outstanding of $1.5 million, relates to a new loan to a related party. These transactions occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons.
Note 5. Premises and Equipment

A summary of the cost and accumulated depreciation of premises and equipment follows (dollars in thousands):

	December 31,
	2025	2024
Land	$2,498	$2,258
Building	10,191	9,231
Furniture, fixtures and equipment	2,448	2,359
Building improvements	2,637	2,475
Construction in process	3,210	549
	$20,984	$16,872
Less accumulated depreciation	(7,755)	(7,285)
Ending balance	$13,229	$9,587
For December 31, 2025 and 2024, depreciation expense was $470 thousand and $494 thousand, respectively.
Note 6. Deposits
Remaining maturities on certificates of deposit are as follows (dollars in thousands):

Notes to Consolidated Financial Statements

2026	$9,050
2027	138
2028	—
2029	—
Thereafter	45
$9,233
The Bank held no deposits classified as brokered as of December 31, 2025 and December 31, 2024. To achieve full insurance from the FDIC, some of the Bank’s depositors have enrolled in the ICS® program offered by the Bank through the IntraFi® network. When accounts are enrolled in this service, the Bank must elect, for each account, whether it will receive reciprocal deposit balance or sell the deposit balance. Reciprocal deposits through ICS® held on the consolidated balance sheets were $106.7 million and $130.3 million, as of December 31, 2025 and December 31, 2024 respectively. Total ICS® One-Way Sell® deposits of $359.9 million and $63.3 million as of December 31, 2025, and December 31, 2024, respectively, were sold to the network and therefore excluded from the Company’s consolidated balance sheets. The Bank receives fee income for the deposits that are sold, which is reported under deposit placement services income on the consolidated statements of income.
As of December 31, 2025, no clients maintained an individual deposit balance exceeding 5.0% of total deposits. As of December 31, 2024, two clients each maintained an individual deposit balance exceeding 5.0% of total deposits. The combined total deposit balance related to these clients was $202.6 million, accounting for 16.2% of total deposits.
Deposits from related parties held by the Company amounted to $1.8 million as of December 31, 2025 and $2.0 million as of December 31, 2024.
Note 7. Borrowings
Available Lines of Credit
The Bank maintains eligibility for a secured line of credit with the FHLB. To establish credit availability, the Bank will typically pledge eligible 1-4 family residential real estate loans from its loan portfolio as collateral. As of December 31, 2025 and 2024, the Bank had not pledged any collateral to the FHLB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
The Bank also maintains eligibility for a secured line of credit with the FRB, and will typically pledge investment securities to establish credit availability. At December 31, 2025 and December 31, 2024, the Bank had not pledged any collateral to the FRB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
Subsequent to year-end, the Company entered into a $15.0 million revolving credit facility as described in Note 16, “Subsequent Events.”
Short-Term Borrowing Facilities
As of December 31, 2025 and 2024, the Company had no outstanding short-term borrowings. The Bank maintains access to unsecured federal funds purchase lines of credit with:
•Pacific Coast Bankers’ Bank: $50.0 million, maturing June 30, 2026,
•First National Bankers’ Bank: $10.0 million, maturing June 30, 2026, and
•Community Bankers’ Bank: $8.0 million, matured March 4, 2026 and subsequently renewed for a one year period to March 2, 2027.
These federal funds lines renew annually, and balances may remain outstanding for periods ranging from 10 to 90 consecutive days. The use of these credit facilities is contingent upon compliance with specified financial conditions and covenants.
As of December 31, 2025 and December 31, 2024, the Bank had no outstanding balances under these federal funds purchase lines.

Notes to Consolidated Financial Statements

Note 8. Income Taxes
All income before taxes was earned in the United States. The provision for income taxes charged to operations for the years ended December 31, 2025 and 2024, consists of the following components (dollars in thousands):

	December 31,
	2025	2024
Current federal expense	$5,128	$5,463
Current state and local expense	45	13
Deferred federal expense (benefit)	6	(157)
Net provision for income taxes	$5,179	$5,319
The difference between the Company’s reported income tax expense and the amount computed by multiplying the statutory rate are as follows (dollars in thousands):

	December 31,
	2025		2024
	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$5,337	21.00%	$5,516	21.00%
Other, net	(157)	(0.62)%	(197)	(0.75)%
Total income tax expense	$5,179	20.38	$5,319	20.25%
Other items influencing income tax expense encompass permanent differences, which include, but are not limited to, interest income from tax-exempt bonds, non-deductible interest expenses in accordance with the Tax Equity and Fiscal Responsibility Act (TEFRA), dues associated with lobbying activities, as well as expenditures related to meals and entertainment.
The Company files an income tax return in the U.S. federal jurisdiction and the State of Florida, and is subject to the bank franchise tax in the Commonwealth of Virginia and state franchise taxes in the State of Delaware. With few exceptions, the Company is no longer subject to federal or state tax examinations for years prior to 2022.
The Company paid income taxes to the following jurisdictions during the years ended December 31, 2025 and 2024 (dollars in thousands):

	December 31,
	2025	2024
Federal tax	$4,710	$6,404
Florida tax	45	7
Total taxes paid	$4,755	$6,411
There were no income tax refunds received during the years ended December 31, 2025 and 2024.

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024 are presented below (dollars in thousands):

	December 31,
	2025	2024
Deferred Tax Assets
Securities available for sale	$933	$2,192
Allowance for credit losses on loans	860	948
Deferred compensation	688	571
Depreciation	79	95
Allowance for credit losses on securities	27	42
Other	12	16
	$2,599	$3,864
Deferred Tax Liabilities
Net deferred loan costs	$(109)	$(109)
Net deferred tax assets	$2,490	$3,755

Net deferred tax assets are reported as other assets on the consolidated balance sheets.
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
At December 31, 2025 and 2024, the contractual amounts of financial instruments with off-balance commitments are as follows (dollars in thousands):

	December 31,
	2025	2024
Commitments to grant loans	$1,000	$408
Credit card lines	1,397	762
Unfunded commitments under lines of credit	21,390	22,230
Standby letters of credit	3,094	4,491

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

Notes to Consolidated Financial Statements

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
Unfunded commitments under lines of credit represent potential future credit extensions under existing lines of credit. Commercial lines of credit typically feature maturity dates within one year and do not automatically renew. Conversely, consumer revolving lines of credit and home equity lines, offer draw periods ranging from three to ten years, respectively, also without automatic renewal. These lines of credit are discretionary, with actual funding potentially falling short of the full commitment amount.
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
For information regarding the arrangement related to the ICS® network and related off-balance sheet One-Way Sell® deposits, see Note 6, “Deposits.”
Note 10. Regulatory Capital Requirements
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, financial institutions must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. A financial institution’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
The final rules implementing Basel Committee on Banking Supervision’s Capital guidelines for U.S. banks require the Bank to hold a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios. Although the capital conservation buffer is not part of regulatory minimum risk-based capital requirements, it does determine the minimums that must be met to avoid limitation on paying dividends, engaging in share repurchases, and paying discretionary bonuses if capital levels fall below the buffer amount. The Bank has made the one-time AOCI opt-out election available to non-advanced approach institutions under 12 C.F.R. § 3.22(b)(2). Accordingly, all components of the Bank’s AOCI, including net unrealized gain or loss on AFS securities, are excluded from the computation of regulatory capital.
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

Notes to Consolidated Financial Statements

			Minimum Capital Requirement (including applicable capital conservation buffer)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital
Company	$176,952	47.66%	N/A	N/A	N/A	N/A
Bank	$165,665	44.63%	$38,977	10.50%	$37,121	10.00%

Tier 1 Risk-Based Capital
Company	$172,728	46.52%	N/A	N/A	N/A	N/A
Bank	$161,442	43.49%	$31,553	8.50%	$29,697	8.00%

Common Equity Tier 1 Capital
Company	$172,728	46.52%	N/A	N/A	N/A	N/A
Bank	$161,442	43.49%	$25,985	7.00%	$24,129	6.50%

Tier 1 Leverage Ratio
Company	$172,728	10.28%	N/A	N/A	N/A	N/A
Bank	$161,442	9.61%	$67,201	4.00%	$84,002	5.00%

			Minimum Capital Requirement (including applicable capital conservation buffer)		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Actual
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Risk-Based Capital
Company	$157,206	39.30%	N/A	N/A	N/A	N/A
Bank	$131,750	32.94%	$41,998	10.50%	$39,998	10.00%

Tier 1 Risk-Based Capital
Company	$152,491	38.12%	N/A	N/A	N/A	N/A
Bank	$127,034	31.76%	$33,998	8.50%	$31,999	8.00%

Common Equity Tier 1 Capital
Company	$152,491	38.12%	N/A	N/A	N/A	N/A
Bank	$127,034	31.76%	$27,999	7.00%	$25,999	6.50%

Tier 1 Leverage Ratio
Company	$152,491	11.48%	N/A	N/A	N/A	N/A
Bank	$127,034	9.57%	$53,119	4.00%	$66,399	5.00%

After proceeds from the Company’s IPO are depleted, the Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2025, approximately $53.3 million of retained earnings was available for dividend declaration without regulatory approval.

Notes to Consolidated Financial Statements

Note 11. Employee Benefit Plans
401(k) Plan
The Company has a 401(k) Plan whereby all employees are eligible to participate in the plan upon meeting age and length of service requirements. Employees may contribute portions of their compensation subject to limits based on federal tax laws. The Company makes matching contributions to the plan. For 2025 and 2024, expense attributable to the plan amounted to $523 thousand and $471 thousand, respectively. The 401(k) expense is reported as salaries and employee benefits on the consolidated statements of income.

Long-Term Cash Incentive Plan
The Company maintains a long-term cash incentive compensation plan under which awarded participants are entitled to receive cash payments equivalent to the increase in Retained Earnings Per Share (“REPS”), as defined in the plan, with a vesting period determined by the grant date and extending over five or seven years. As of December 31, 2025 and December 31, 2024, the accrued liability for obligations under this plan was $4.0 million and $3.2 million, respectively. For the years 2025 and 2024, expenses attributable to the plan amounted to $1.2 million and $1.6 million, respectively.
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

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following describes the valuation techniques used by the Company to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements:
Securities Available for Sale and Equity Securities
Debt securities AFS and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity then the security would fall to the lowest level of the hierarchy (Level 3).
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
The following table presents the balances of financial assets measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Measurements Using
Financial Assets	Balances	Level 1	Level 2	Level 3
As of December 31, 2025:
Available for sale securities:
U.S. government and federal agencies	$438,323	$437,339	$984	$—
Mortgage-backed securities	5,327	—	5,327	—
Corporate bonds	62,908	489	62,419	—
State and municipal securities	102,246	—	102,246	—
Total available for sale securities	$608,804	$437,828	$170,976	$—
Equity securities	547	547	—	—
Total	$609,351	$438,375	$170,976	$—
As of December 31, 2024:
Available for sale securities:
U.S. government and federal agencies	$206,403	$204,452	$1,951	$—
Mortgage-backed securities	7,395	—	7,395	—
Corporate bonds	43,974	480	43,494	—
State and municipal securities	100,557	—	100,557	—
Total available for sale securities	$358,329	$204,932	$153,397	$—
Equity securities	515	515	—	—
Total	$358,844	$205,447	$153,397	$—

Notes to Consolidated Financial Statements

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
The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property using an income approach or is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as a provision for loan credit losses on the consolidated statements of income. There were no collateral dependent loans, and therefore no recorded reserve as of December 31, 2025 and December 31, 2024.
Other Real Estate Owned
Other real estate owned (“OREO”) is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held no OREO at December 31, 2025 and December 31, 2024.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at December 31, 2025 or December 31, 2024.
There were no assets measured at fair value on a nonrecurring basis at December 31, 2025 and December 31, 2024.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments
The following tables present the carrying value and estimated fair value including the level within the fair value hierarchy of the Company’s financial instruments as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of December 31, 2025:
Financial assets:
Cash and due from banks	$586,630	$586,630	$—	$—	$586,630
Securities available for sale	608,804	437,828	170,976	—	608,804
Securities held to maturity, net	256,510	85,681	159,595	—	245,276
Equity securities	547	547	—	—	547
Restricted securities	3,383	—	3,383	—	3,383
Loans, net	270,663	—	—	265,971	265,971
Accrued interest receivable	7,108	—	7,108	—	7,108
Financial liabilities:
Time deposits	9,233	—	—	9,204	9,204
Accrued interest payable	32	—	32	—	32

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of December 31, 2024:
Financial assets:
Cash and due from banks	$410,739	$410,739	$—	$—	$410,739
Securities available for sale	358,329	204,932	153,397	—	358,329
Securities held to maturity, net	300,451	107,593	171,358	—	278,951
Equity securities	515	515	—	—	515
Restricted securities	2,886	—	2,886	—	2,886
Loans held for sale	316	—	316	—	316
Loans, net	308,773	—	—	294,316	294,316
Accrued interest receivable	4,231	—	4,231	—	4,231
Financial liabilities:
Time deposits	11,711	—	—	11,650	11,650
Accrued interest payable	46	—	46	—	46

Notes to Consolidated Financial Statements

Note 13. Accumulated Other Comprehensive Loss
The following table presents the changes in each component in accumulated other comprehensive loss, net of tax for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Unrealized Loss on Available for Sale Securities	Unrealized Loss on Securities Transferred from Available for Sale to Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2023	$(7,931)	$(3,634)	$(11,565)
Unrealized holding gains, net of tax of $636	2,393	—	2,393
Amortization of unrealized holding losses, net of tax of $229	—	863	863
Reclassification adjustment, net of tax of $17	13	51	64
Balance at December 31, 2024	$(5,525)	$(2,720)	$(8,245)
Unrealized holding gains, net of tax of $1,029	3,869	—	3,869
Amortization of unrealized holding losses, net of tax of $231	—	867	867
Balance at December 31, 2025	$(1,656)	$(1,853)	$(3,509)

There were no amounts reclassified out of accumulated other comprehensive loss for the year ending December 31, 2025.
The following table presents the amounts reclassified out of accumulated other comprehensive loss, net of tax for the year ending December 31, 2024 (dollars in thousands):

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
On October 3, 2024, 26,876 existing shares of Old Common Stock held by the company’s pre-IPO investors were reclassified into 4,568,920 shares of Class B Common Stock. In connection with the IPO, the Company issued 1,850,000 shares of Class A Common Stock on October 7, 2024 and 142,897 shares of Class A Common Stock on November 1, 2024. Additional information regarding the stock Reclassification and the IPO is described in Note 2, “Capital Structure.”

Notes to Consolidated Financial Statements

When declared by the Company’s Board of Directors, holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends equally and ratably on a per-share basis. The Company did not pay dividends to any stockholder during the years ended December 31, 2025 or 2024.
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

	Year Ended
	December 31,	December 31,
	2025	2024

Net Income	$20,237	$20,949
Dividends declared on common stock
Class A Common Stock	—	—
Class B Common Stock	—	—
Undistributed net income for basic and diluted earnings per share	$20,237	$20,949

Weighted average shares outstanding
Class A Common Stock	3,153,251	584,728
Class B Common Stock	3,408,566	4,437,196
Weighted average shares outstanding, basic and dilutive	6,561,817	5,021,924

	Year Ended
	December 31,	December 31,
	2025	2024
Earnings per common share, basic and diluted
Class A Common Stock
Per share dividends distributed	$—	$—
Undistributed earnings per share[4]	3.08	4.17
Total basic and diluted earnings per share - Class A Common Stock	$3.08	$4.17

Class B Common Stock
Per share dividends distributed	$—	$—
Undistributed earnings per share[4]	3.08	4.17
Total basic and diluted earnings per share - Class B Common Stock	$3.08	$4.17

4 To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common shares. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Notes to Consolidated Financial Statements

Note 15. Condensed Financial Statements of Parent Company
Financial information pertaining only to Chain Bridge Bancorp, Inc. is as follows (dollars in thousands):

	December 31,
Balance Sheets	2025	2024

Assets
Cash	$11,333	$25,760
Receivable from subsidiary	88	29
Other Assets	79	—
Investment in common stock of Chain Bridge Bank, N.A.	157,933	118,788
Total assets	$169,433	$144,577

Liabilities and stockholders' equity
Accrued expenses	$214	$331
Total liabilities	214	$331

Stockholders’ equity	169,219	144,246
Total liabilities and stockholders’ equity	$169,433	$144,577

	For the Years Ended December 31,
Statements of Income	2025	2024

Income
Other income	$51	$—
Dividend from Chain Bridge Bank, N.A.	—	1,120
Total income	51	1,120
Operating expenses
Interest expense and fees on short-term borrowings	—	509
Professional services	1,059	1,851
Management Fee from Chain Bridge Bank, N.A.	886	—
Other expenses	855	613
Total operating expenses	2,800	2,973
Loss before allocated tax benefit and undistributed net income of Chain Bridge Bank, N.A.	(2,749)	(1,853)

Income tax benefit	(577)	(624)
Undistributed net income of Chain Bridge Bank, N.A.	22,409	22,178
Net income	$20,237	$20,949

Notes to Consolidated Financial Statements

	For the Years Ended December 31,
Statements of Cash Flows	2025	2024

Cash flows from operating activities
Net income	$20,237	$20,949
Adjustments to reconcile net income to net cash used in operating activities:
Undistributed net income of Chain Bridge Bank, N.A.	(22,409)	(22,178)
Decrease (increase) in receivable from subsidiary	(59)	75
Increase in other assets	(79)	—
Increase (decrease) in accrued expenses	(117)	331
Net cash used in operating activities	(2,427)	(823)

Cash flows from investing activities
Investment in Chain Bridge Bank, N.A.	(12,000)	(5,000)
Net cash used in investing activities	(12,000)	(5,000)

Cash flows from financing activities
Net proceeds from common stock issued	—	36,540
Repayment of short-term borrowings	—	(5,000)
Net cash provided by financing activities	—	31,540

Net increase (decrease) in cash and cash equivalents	(14,427)	25,717

Cash and cash equivalents at beginning of period	25,760	43
Cash and cash equivalents at end of period	$11,333	$25,760

Note 16. Subsequent Events
The Company evaluates subsequent events that have occurred after the balance sheet date but before the financial statements are issued. There are two types of subsequent events: (1) recognized, or those that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) non-recognized, or those that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. The Company evaluated subsequent events through March 20, 2026.
On February 20, 2026, the Company entered into a $15.0 million unsecured revolving credit facility with a correspondent bank. The facility matures on February 20, 2027 and may be extended for up to two additional one-year periods at the Company’s option, subject to compliance with the agreement’s terms. Borrowings under the facility bear interest at a variable rate based on 1.30% plus the greater of 1-Month Term SOFR or 1.00%. The agreement includes customary financial and negative covenants applicable to the Company and its bank subsidiary. Because the facility was executed after December 31, 2025, no amounts related to this agreement are reflected in the accompanying consolidated financial statements. As of the date of issuance of these consolidated financial statements, no amounts were outstanding under the facility.
The Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

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
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
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

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the year ended December 31, 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required to be disclosed by this item will be disclosed in, and is incorporated herein by reference to, the Company’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (“Proxy Statement”) to be filed with the SEC no later than 120 days after December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required to be disclosed by this item will be disclosed in, and is incorporated herein by reference to, the Company’s Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required to be disclosed by this item will be disclosed in, and is incorporated herein by reference to, the Company’s Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required to be disclosed by this item will be disclosed in, and is incorporated herein by reference to, the Company’s Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required to be disclosed by this item will be disclosed in, and is incorporated herein by reference to, the Company’s Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025.

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
3.Exhibits
The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2024)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 13, 2024)

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed on March 21, 2025)

10.1	Short-Term Cash Incentive Compensation Plan† (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K, filed on March 21, 2025)

10.2	Long-Term Cash Incentive Compensation Plan† (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed on September 13, 2024)

10.3	Amended and Restated Long-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed on September 13, 2024)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed on March 21, 2025)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed on March 21, 2025)

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed on March 21, 2025)

101	Inline XBRL Interactive Data

104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)
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

CHAIN BRIDGE BANCORP, INC.

Dated: March 20, 2026	By:	/s/ John J. Brough
	Name:	John J. Brough
	Title:	Chief Executive Officer and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter G. Fitzgerald	Chairman of the Board	March 20, 2026
Peter G. Fitzgerald

/s/ John J. Brough	Chief Executive Officer & Director (Principal Executive Officer)	March 20, 2026
John J. Brough

/s/ Joanna R. Williamson	Executive Vice President & Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)	March 20, 2026
Joanna R. Williamson

/s/ David M. Evinger	President, Chief Credit Officer & Director	March 20, 2026
David M. Evinger

/s/ Leigh-Alexandra Basha	Director	March 20, 2026
Leigh-Alexandra Basha

/s/ Michael J. Conover	Director	March 20, 2026
Michael J. Conover

/s/ Andrew J. Fitzgerald	Director	March 20, 2026
Andrew J. Fitzgerald

/s/ Joseph M. Fitzgerald	Director	March 20, 2026
Joseph M. Fitzgerald

/s/ Thomas G. Fitzgerald	Director	March 20, 2026
Thomas G. Fitzgerald

/s/ Michelle L. Korsmo	Director	March 20, 2026
Michelle L. Korsmo

Name	Position	Date
/s/ William C. Leavitt	Director	March 20, 2026
William C. Leavitt

/s/ Mark Martinelli	Director	March 20, 2026
Mark Martinelli

/s/ Yonesy F. Núñez	Director	March 20, 2026
Yonesy F. Núñez

/s/ Benita Thompson-Byas	Director	March 20, 2026
Benita Thompson-Byas