Form 10-Q
period 2026-03-31
CHAIN BRIDGE BANCORP INC
filed 2026-05-12
CIK 1392272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒
As of May 11, 2026, the registrant had outstanding 3,366,667 shares of Class A Common Stock, par value $0.01 per share and 3,195,150 shares of the registrant's Class B Common Stock, par value $0.01 per share.

INDEX OF DEFINED TERMS AND ACRONYMS

ACL	Allowance for Credit Losses
AFS	Available for Sale
AI	Artificial Intelligence
ALCO	Asset Liability Investment Committee of the Board of Directors of Chain Bridge Bank, N.A.
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
AUM	Assets under management
AUC	Assets under custody
Bank	Chain Bridge Bank, N.A.
BHC	Bank Holding Company
BHC Act	U.S. Bank Holding Company Act of 1956, as amended
Board or Board of Directors	The Board of Directors of Chain Bridge Bancorp, Inc.
bps	Basis points, defined as one hundredth of one percentage point
Bylaws	Our amended and restated bylaws, which have been adopted by our Board
Call Report	The Federal Financial Institutions Examination Council (“FFIEC”) Consolidated Reports of Condition and Income, which the Bank files with the FFIEC on a quarterly basis
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
Chain Bridge, CBNA, the Company, we, us, our	Chain Bridge Bancorp, Inc., and its Subsidiaries
Charter	Our amended and restated certificate of incorporation, which became effective on October 3, 2024. The Charter authorizes the establishment of our Class A common stock and Class B common stock and effected the reclassification of each outstanding share of our common stock into 170 shares of Class B common stock
Class A common stock	Our Class A common stock, par value $0.01 per share
Class B common stock	Our Class B common stock, par value $0.01 per share
Common stock	Our Class A common stock and our Class B common stock
CRE	Commercial real estate
DGCL	Delaware General Corporation Law
EPS	Earnings per share
EVE	Economic value of equity
FASB	Financial Accounting Standard Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve System, the Board of Governors of the Federal Reserve System, or the Federal Reserve Bank of Richmond, Virginia
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
Fitzgerald Family	Collectively, the lineal descendants of Gerald Francis Fitzgerald, deceased, and Marjorie Gosselin Fitzgerald, their spouses or surviving spouses, children, and grandchildren, and the spouses of their children and grandchildren. These persons include, but are not limited to, Peter Gosselin Fitzgerald, Gerald Francis Fitzgerald, Jr., James Gosselin Fitzgerald, Thomas Gosselin Fitzgerald, Julie Fitzgerald Schauer, Thomas Gosselin Fitzgerald, Jr., Andrew James Fitzgerald, and Lauren Fitzgerald Peterson
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 20, 2026
FRB	Federal Reserve Bank of Richmond
GAAP	Generally Accepted Accounting Principles
HTM	Held to Maturity

ICS®	IntraFi Cash Service®
IPO	Initial public offering
N/A	Not Applicable
NM	Not Meaningful (Comparisons of positive and negative values or to zero values are considered not meaningful)
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
Political organizations	Campaign committees; party committees; separate segregated funds (including trade association political action committees (“PACs”) and corporate PACs); non-connected committees (including independent expenditure-only committees (“Super PACs”), committees maintaining separate accounts for direct contributions and independent expenditures (“Hybrid PACs”), and committees other than authorized campaign committees, or those affiliated with such committees that are maintained or controlled by a candidate or federal officeholder (collectively, “Leadership PACs”)); and other tax-exempt organizations under Section 527 of the Internal Revenue Code
Return on average risk-weighted assets	Return on average risk-weighted assets is calculated as net income divided by average risk-weighted assets. Average risk-weighted assets are calculated using the last five quarter ends.
RWA	Risk-weighted assets
SEC	United States Securities and Exchange Commission
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital, and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Transaction accounts	As defined in the instructions for the Call Report

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

This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. You should not place undue reliance on forward-looking statements because they are subject to numerous uncertainties and factors relating to our operations and business, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other variations or comparable terminology and expressions. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategies, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements relating to:

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section titled “Risk Factors” included in our Annual Report on Form 10-K dated December 31, 2025 (our “Form 10-K”), as filed with the U.S. Securities and Exchange Commission in accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, on March 20, 2026. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

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

Part I - Financial Information
Item 1. Financial Statements

Chain Bridge Bancorp, Inc. and Subsidiary Consolidated Balance Sheets (Dollars in thousands, except per share data) (unaudited)
	March 31, 2026	December 31, 2025[1]
Assets
Cash and due from banks	$7,605	$4,882
Interest-bearing deposits in other banks	604,222	581,748
Total cash and cash equivalents	611,827	586,630
Securities available for sale, at fair value	758,289	608,804
Securities held to maturity, at carrying value, net of allowance for credit losses of $113 and $128, respectively (fair value of $234,817 and $245,276, respectively)	246,319	256,510
Equity securities, at fair value	549	547
Restricted securities, at cost	3,627	3,383
Loans, net of allowance for credit losses of $3,732 and $4,096, respectively	269,766	270,663
Premises and equipment, net of accumulated depreciation of $7,899 and $7,755, respectively	13,837	13,229
Accrued interest receivable	10,065	7,108
Other assets	4,395	3,525
Total assets	$1,918,674	$1,750,399
Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$1,399,037	$1,254,695
Savings, interest-bearing checking and money market accounts	326,893	309,352
Time, $250 and over	4,804	4,787
Other time	4,289	4,446
Total deposits	1,735,023	1,573,280
Accrued interest payable	42	32
Accrued expenses and other liabilities	8,734	7,868
Total liabilities	1,743,799	1,581,180
Commitments and contingencies
Stockholders’ equity
Preferred Stock:
No par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock:
$0.01 par value, 20,000,000 shares authorized, 3,328,927 and 3,297,137 shares issued and outstanding, respectively	33	33
Class B Common Stock:
$0.01 par value, 10,000,000 shares authorized, 3,232,890 and 3,264,680 shares issued and outstanding, respectively	32	32
Additional paid-in capital	74,785	74,785
Retained earnings	104,950	97,878
Accumulated other comprehensive loss	(4,925)	(3,509)
Total stockholders’ equity	174,875	169,219
Total liabilities and stockholders’ equity	$1,918,674	$1,750,399
See Notes to Consolidated Financial Statements.
1 Derived from audited consolidated financial statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Interest and dividend income
Interest and fees on loans	$3,000	$3,589
Interest and dividends on securities, taxable	7,490	4,607
Interest on securities, tax-exempt	284	282
Interest on interest-bearing deposits in banks	4,770	6,263
Total interest and dividend income	15,544	14,741
Interest expense
Interest on deposits	595	893
Total interest expense	595	893
Net interest income	14,949	13,848
Recapture of credit losses
Recapture of loan credit losses	(364)	(38)
Recapture of securities credit losses	(15)	(27)
Total recapture of credit losses	(379)	(65)
Net interest income after recapture of credit losses	15,328	13,913
Noninterest income
Deposit placement services	1,651	133
Trust and wealth management	434	270
Service charges on accounts	301	240
Gain on sale of mortgage loans	—	13
Other income	32	39
Total noninterest income	2,418	695
Noninterest expenses
Salaries and employee benefits	4,798	4,408
Professional services	1,389	893
Data processing and communication expenses	805	666
State franchise taxes	353	351
Occupancy and equipment expenses	326	251
FDIC and regulatory assessments	242	228
Directors’ fees	231	146
Insurance expenses	169	149
Other operating expenses	535	479
Total noninterest expenses	8,848	7,571
Net income before taxes	8,898	7,037
Income tax expense	1,826	1,430
Net income	$7,072	$5,607
Earnings per common share, basic and diluted[2]	$1.08	$0.85

See Notes to Consolidated Financial Statements.
2 The number of basic and diluted shares are the same because there are no potentially dilutive instruments

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$7,072	$5,607
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(2,018)	1,809
Income tax benefit (expense) related to above unrealized gain (loss) item	424	(380)
Amortization of unrealized holding losses on securities available for sale, transferred to held to maturity	225	282
Income tax expense related to the above amortization	(47)	(59)
Other comprehensive income (loss), net of tax	(1,416)	1,652
Comprehensive income	$5,656	$7,259
See Notes to Consolidated Financial Statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(unaudited)

	Common Stock
	Class A Shares Outstanding	Class B Shares Outstanding	Total Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	$30	$35	$65	$74,785	$77,641	$(8,245)	$144,246
Conversion of Class B to Class A Common Stock	1	(1)	—	—	—	—	—
Net income	—	—	—	—	5,607	—	5,607
Other comprehensive income	—	—	—	—	—	1,652	1,652
Balance at March 31, 2025	$31	$34	$65	$74,785	$83,248	$(6,593)	$151,505

Balance at December 31, 2025	$33	$32	$65	$74,785	$97,878	$(3,509)	$169,219
Net income	—	—	—	—	7,072	—	7,072
Other comprehensive loss	—	—	—	—	—	(1,416)	(1,416)
Balance at March 31, 2026[3]	$33	$32	$65	$74,785	$104,950	$(4,925)	$174,875
See Notes to Consolidated Financial Statements.

3 During the three months ended March 31, 2026, 31,790 shares of Class B Common Stock were converted into an equal number of shares of Class A Common Stock. The aggregate par-value effect rounded to zero and is not separately reflected as a line item above.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$7,072	$5,607
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	144	120
Discount accretion on investment securities, net	(623)	(1,163)
Fair value adjustment (gain) loss on equity security	3	(9)
Recapture of loan credit losses	(364)	(38)
Recapture of securities credit losses	(15)	(27)
Gain on sale of mortgage loans	—	(13)
Origination of loans held for sale	—	(515)
Proceeds from sale of loans	—	844
Deferred income tax expense	2	—
Changes in assets and liabilities:
Net increase in accrued interest receivable and other assets	(3,453)	(1,717)
Net increase in accrued interest payable, accrued expenses and other liabilities	876	20
Net cash provided by operating activities	3,642	3,109
Cash flows from investing activities
Securities available for sale:
Purchases of securities	(212,430)	(288,006)
Proceeds from calls, maturities, and paydowns	61,830	170,458
Securities held to maturity:
Proceeds from calls, maturities and paydowns	10,152	5,005
Purchase of restricted securities, net	(245)	(137)
Reinvestment of dividends on equity security	(4)	(4)
Net decrease in loans	1,261	11,285
Purchases of premises and equipment	(752)	(1,689)
Net cash used in investing activities	(140,188)	(103,088)
Cash flows from financing activities
Net increase in noninterest-bearing, savings, interest-bearing checking and money market deposits	161,883	318,915
Net decrease in time deposits	(140)	(458)
Net cash provided by financing activities	161,743	318,457
Net increase in cash and cash equivalents	25,197	218,478
Cash and cash equivalents, beginning of period	586,630	410,739
Cash and cash equivalents, end of period	$611,827	$629,217
Supplemental disclosures of cash flow information
Cash payments for interest	$585	$878
Cash payments for taxes	$—	$—
Supplemental disclosures of noncash investing activities
Fair value adjustment for available for sale securities	$(2,018)	$1,809
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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. The statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the consolidated financial statements, have been included. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2025 and the accompanying notes thereto, included in the Company’s Form 10-K.
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the full year.
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

Notes to Unaudited Consolidated Financial Statements

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
Significant Accounting Policies
The accounting and reporting policies of the Company are in accordance with GAAP and conform to general practices within the banking industry. The Company’s significant accounting policies are described in Note 1 of the “Notes to the Consolidated Financial Statements” included in the audited consolidated financial statements for the fiscal year ended December 31, 2025, contained within the Company’s Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025.
In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Estimates are evaluated on an ongoing basis. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the ACL on loans.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” which amends the effective date of ASU 2024 that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.
Other accounting standards that have been issued by the FASB or other standard setting bodies are not currently expected to have material effect on the Company’s financial position, results of operations or cash flows.

Note 2. Securities & Allowance for Securities Credit Losses
The Company invests in a variety of debt securities, principally obligations of the U.S. government and federal agencies, mortgage-backed securities, state and municipal agencies, and corporations. As of March 31, 2026 and December 31, 2025, all debt securities were classified as held to maturity (“HTM”) or available for sale (“AFS”).
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

Notes to Unaudited Consolidated Financial Statements

carrying value of the debt securities and a decrease to the related accumulated other comprehensive loss, which is included in the stockholders’ equity section of the consolidated balance sheets.
The following tables summarize the amortized cost, gross unrealized gains and losses, fair value and allowance for credit losses of AFS and HTM debt securities at March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$579,698	$233	$(1,710)	$578,221	$—
Mortgage-backed securities	3,970	1	(354)	3,617	—
Corporate bonds	70,631	63	(371)	70,323	—
State and municipal securities	108,103	104	(2,079)	106,128	—
Total securities available for sale	$762,402	$401	$(4,514)	$758,289	$—
Securities held to maturity:
U.S. government and federal agencies	$91,903	$1	$(5,043)	$86,861	$—
Mortgage-backed securities	875	—	(16)	859	—
Corporate bonds	39,483	33	(373)	39,143	(85)
State and municipal securities	114,171	7	(6,224)	107,954	(28)
Total securities held to maturity	$246,432	$41	$(11,656)	$234,817	$(113)
Total securities	$1,008,834	$442	$(16,170)	$993,106	$(113)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$438,351	$805	$(833)	$438,323	$—
Mortgage-backed securities	5,670	1	(344)	5,327	—
Corporate bonds	62,796	283	(171)	62,908	—
State and municipal securities	104,082	191	(2,027)	102,246	—
Total securities available for sale	$610,899	$1,280	$(3,375)	$608,804	$—
Securities held to maturity:
U.S. government and federal agencies	$96,440	$2	$(4,887)	$91,555	$—
Mortgage-backed securities	1,150	—	(3)	1,147	—
Corporate bonds	43,891	65	(429)	43,527	(99)
State and municipal securities	115,157	11	(6,121)	109,047	(29)
Total securities held to maturity	$256,638	$78	$(11,440)	$245,276	$(128)
Total securities	$867,537	$1,358	$(14,815)	$854,080	$(128)
There were no holdings of municipal or corporate debt securities that equaled or exceeded 10.0% of stockholders’ equity at March 31, 2026 and December 31, 2025.
There were no securities pledged to secure any borrowing source at March 31, 2026 and December 31, 2025.
Proceeds from calls, maturities, and paydowns of debt securities available for sale totaled $61.8 million for the three months ended March 31, 2026 and $170.5 million for the three months ended March 31, 2025. Proceeds from calls, maturities, and paydowns of debt securities held to maturity totaled $10.2 million and $5.0 million for the three month periods ended March 31, 2026 and 2025, respectively.
During the three months ended March 31, 2026 and March 31, 2025, the Bank did not sell any AFS securities.

Notes to Unaudited Consolidated Financial Statements

Management classifies bonds as HTM only when the Company has the ability and intent to hold the bond to maturity, and certain sales or transfers of HTM could call into question management’s ability or intent to hold the remaining HTM bond portfolio to maturity, thereby “tainting” the entire portfolio and triggering a reclassification of the entire portfolio to available for sale. However, there are limited situations, including evidence of deterioration in the issuer’s creditworthiness, in which the Company could sell an HTM bond without tainting the remaining HTM portfolio. During the three months ended March 31, 2026 and March 31, 2025, the Company did not sell any HTM bonds.
The amortized cost and fair value of debt securities by contractual maturity at March 31, 2026 is as follows (dollars in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$475,716	$475,459	$61,201	$60,740
After one year through five years	272,645	269,703	152,471	144,471
After five years through ten years	9,380	8,836	31,885	28,747
Over ten years	4,661	4,291	875	859
Total	$762,402	$758,289	$246,432	$234,817
Expected maturities may differ from contractual maturities if issuers have the right to call or repay obligations with or without prepayment penalties.
The following table shows the gross unrealized losses and fair value of the Company’s AFS debt securities with unrealized losses aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(883)	$384,767	$(827)	$12,105	$(1,710)	$396,872
Mortgage-backed securities	—	—	(354)	3,573	(354)	3,573
Corporate bonds	(244)	39,894	(127)	8,146	(371)	48,040
State and municipal securities	(143)	27,828	(1,936)	48,704	(2,079)	76,532
Total securities available for sale	$(1,270)	$452,489	$(3,244)	$72,528	$(4,514)	$525,017

	December 31, 2025
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(6)	$10,108	$(827)	$14,599	$(833)	$24,707
Mortgage-backed securities	—	—	(344)	5,283	(344)	5,283
Corporate bonds	(25)	9,501	(146)	8,646	(171)	18,147
State and municipal securities	(18)	9,491	(2,009)	54,317	(2,027)	63,808
Total securities available for sale	$(49)	$29,100	$(3,326)	$82,845	$(3,375)	$111,945
In the AFS portfolio at March 31, 2026, 50 out of 75 debt securities of the U.S. government and federal agencies, 7 out of 12 mortgage-backed securities, 98 out of 143 corporate bonds, and 232 out of 320 state and municipal securities were in an unrealized loss position. All of the Company’s investment portfolio was evaluated under the monitoring process described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2025, contained within the

Notes to Unaudited Consolidated Financial Statements

Form 10-K, and all investments were deemed investment grade. All of the unrealized losses are attributed to changes in market interest rates, and are not a result of deterioration of creditworthiness among any of the issuers.
Of the total AFS and HTM portfolio at March 31, 2026 and December 31, 2025, 704 and 595 debt securities had unrealized losses with aggregate impairment of 1.6% and 1.7%, respectively, of the Company’s amortized cost basis. These unrealized losses related principally to interest rate movements and not the creditworthiness of the issuer. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Credit loss allowances for the AFS and HTM portfolios are described in the following sections.
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
The Company did not record an ACL on the AFS debt securities at March 31, 2026 and December 31, 2025. The Company has evaluated these debt securities for credit-related impairment at the reporting date and concluded that no impairment existed. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports, and correlations between fair value changes and interest rate changes among instruments that are not credit sensitive. All AFS debt securities were current with no debt securities past due or on non-accrual as of March 31, 2026 and December 31, 2025. The Company considers the unrealized losses on the debt securities as of March 31, 2026 and December 31, 2025 to be related to fluctuations in market conditions, primarily interest rates, and is not reflective of deterioration in credit.
At March 31, 2026 and March 31, 2025, there was no allowance for credit losses, and there were no provisions, write offs, or recoveries on AFS debt securities recorded during the three months ended March 31, 2026 and 2025.
Credit Quality Indicators and Allowance for Credit Losses - HTM Securities
The Company evaluates the credit risk of its HTM debt securities on a quarterly basis. The Company estimates expected credit losses on HTM debt securities using an instrument-level process described in the Notes to the Consolidated Financial Statements in our Form 10-K. The primary indicators of credit quality for the Company’s HTM portfolio are security type, time remaining to maturity, and credit rating. Credit ratings may be influenced by a number of factors including obligor cash flows, geography, seniority and others. The HTM portfolio includes debt securities issued by the U.S. Treasury and agencies of the federal government, and mortgage-backed securities issued by government agencies. These types of investments carry implicit or explicit backing of the U.S. Treasury, and therefore are deemed to carry no credit risk for purposes of the ACL evaluation.
The following table presents the amortized cost of HTM debt securities as of March 31, 2026 and December 31, 2025 by security type and credit rating (dollars in thousands):

	March 31, 2026
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$91,903	$875	$11,515	$114,171	$218,464
BBB / BB / B	—	—	27,968	—	27,968
Total	$91,903	$875	$39,483	$114,171	$246,432

Notes to Unaudited Consolidated Financial Statements

	December 31, 2025
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$96,440	$1,150	$14,025	$115,157	$226,772
BBB / BB / B	—	—	29,866	—	29,866
Total	$96,440	$1,150	$43,891	$115,157	$256,638
The following tables summarize the change in the allowance for credit losses on HTM debt securities for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	March 31, 2026
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds		State and Municipal Securities		Total HTM Securities

Allowance for credit losses:
Beginning balance, December 31, 2025	$—	$—	$99		$29		$128
Recapture of credit losses	—	—	(14)		(1)		(15)
Write offs charged against the allowance	—	—	—		—		—
Recoveries of amounts previously written off	—	—	—		—		—
Ending balance, March 31, 2026	$—	$—	$85	$—	$28	$—	$113

	March 31, 2025
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities

Allowance for credit losses:
Beginning balance, December 31, 2024	$—	$—	$171	$31	$202
Recapture of credit losses	—	—	(26)	(1)	(27)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, March 31, 2025	$—	$—	$145	$30	$175

At March 31, 2026 and December 31, 2025, the Company had no HTM debt securities that were 30 days or more past due as to principal and interest payments. The Company had no debt securities held to maturity classified as non-accrual as of March 31, 2026 and December 31, 2025.
Equity Securities
The Company reported a fair value loss of $3 thousand in its equity security holding during the three month period ended March 31, 2026 and fair value gain of $9 thousand for the three month period ended March 31, 2025. The gains and losses were reflected in the “other income” component of noninterest income on the consolidated statements of income.

Notes to Unaudited Consolidated Financial Statements

Note 3. Loans and Allowance for Loan Credit Losses
A summary of the composition of the loan portfolio at March 31, 2026 and December 31, 2025 is presented below (dollars in thousands):

	March 31, 2026	December 31, 2025
Commercial real estate	$48,201	$48,278
Commercial	3,781	4,521
Residential real estate closed-end	199,403	201,060
Other consumer loans	22,113	20,900
	273,498	274,759
Less allowance for credit losses	(3,732)	(4,096)
Loans, net	$269,766	$270,663
Overdrafts totaling $5 thousand and $58 thousand at March 31, 2026 and December 31, 2025, respectively, were reclassified from deposits to loans.
The totals above include deferred costs (net of deferred fees) of $505 thousand at March 31, 2026 and $518 thousand at December 31, 2025.
The following tables present the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	March 31, 2026
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the three months ended
Allowance for credit losses:
Beginning balance, December 31, 2025	$1,468	$73	$2,324	$231	$4,096
Provision for (recapture of) credit losses	(230)	(13)	(150)	29	(364)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, March 31, 2026	$1,238	$60	$2,174	$260	$3,732

	March 31, 2025
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the three months ended
Allowance for credit losses:
Beginning balance, December 31, 2024	$1,140	$483	$2,644	$247	$4,514
Provision for (recapture of) credit losses	164	(224)	31	(9)	(38)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, March 31, 2025	$1,304	$259	$2,675	$238	$4,476
There were no nonaccrual loans, loans 90 days past due and still accruing, or past due for 30 or more days as of March 31, 2026 and December 31, 2025.
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company’s loan risk grading system and ongoing monitoring process is discussed in the Notes to the Consolidated Financial Statements in our Form 10-K. The following table presents

Notes to Unaudited Consolidated Financial Statements

the outstanding balance of the loan portfolio, by year of origination, loan classification, and credit quality, as of March 31, 2026 and December 31, 2025 (dollars in thousands):

March 31, 2026	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2026	2025	2024	2023	2022	Prior
Commercial real estate
Pass	$423	$4,492	$2,393	$2,468	$3,057	$30,110	$—	$—	$42,943
Special Mention	—	—	—	—	—	1,442	—	—	1,442
Substandard	—	—	—	—	1,625	2,191	—	—	3,816
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$423	$4,492	$2,393	$2,468	$4,682	$33,743	$—	$—	$48,201
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$100	$27	$25	$—	$500	$881	$2,248	$—	$3,781
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$100	$27	$25	$—	$500	$881	$2,248	$—	$3,781
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate closed-end
Pass	$5,970	$12,363	$10,473	$11,041	$44,822	$114,410	$—	$—	$199,079
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	324	—	—	324
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$5,970	$12,363	$10,473	$11,041	$44,822	$114,734	$—	$—	$199,403
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer loans
Pass	$50	$36	$9	$—	$—	$5	$22,013	$—	$22,113
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$50	$36	$9	$—	$—	$5	$22,013	$—	$22,113
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$6,543	$16,918	$12,900	$13,509	$48,379	$145,406	$24,261	$—	$267,916
Special Mention	—	—	—	—	—	1,442	—	—	1,442
Substandard	—	—	—	—	1,625	2,515	—	—	4,140
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Portfolio Loans	$6,543	$16,918	$12,900	$13,509	$50,004	$149,363	$24,261	$—	$273,498
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Unaudited Consolidated Financial Statements

December 31, 2025	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2025	2024	2023	2022	2021	Prior
Commercial real estate
Pass	$4,492	$2,808	$2,480	$3,074	$6,311	$23,778	$—	$—	$42,943
Special Mention	—	—	—	—	1,469	—	—	—	1,469
Substandard	—	—	—	1,635	494	1,737	—	—	3,866
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$4,492	$2,808	$2,480	$4,709	$8,274	$25,515	$—	$—	$48,278
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$211	$322	$—	$500	$4	$933	$2,551	$—	$4,521
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$211	$322	$—	$500	$4	$933	$2,551	$—	$4,521
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate closed-end
Pass	$12,901	$13,961	$12,398	$45,177	$40,709	$75,587	$—	$—	$200,733
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	327	—	—	327
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$12,901	$13,961	$12,398	$45,177	$40,709	$75,914	$—	$—	$201,060
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer loans
Pass	$42	$11	$—	$—	$8	$—	$20,839	$—	$20,900
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$42	$11	$—	$—	$8	$—	$20,839	$—	$20,900
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$17,646	$17,102	$14,878	$48,751	$47,032	$100,298	$23,390	$—	$269,097
Special Mention	—	—	—	—	1,469	—	—	—	1,469
Substandard	—	—	—	1,635	494	2,064	—	—	4,193
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Portfolio Loans	$17,646	$17,102	$14,878	$50,386	$48,995	$102,362	$23,390	$—	$274,759
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Collateral Dependent Loans
FASB ASC Topic 326 describes a collateral-dependent asset as a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on management’s assessment, is experiencing financial difficulty as of the reporting date. Whether the underlying collateral is expected to be a substantial source of repayment for an asset depends on the availability, reliability, and capacity of sources other than the collateral to repay the debt. Collateral-dependent loans are individually evaluated for expected credit losses as of the

Notes to Unaudited Consolidated Financial Statements

reporting date, and they are removed from their respective pools of collectively evaluated assets. Expected credit losses for these types of assets are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs. There were no collateral-dependent loans that were individually evaluated for purposes of determining the allowance for credit losses under FASB ASC Topic 326 as of March 31, 2026 and December 31, 2025.
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no loan modifications provided to borrowers exhibiting financial distress during the three months ended March 31, 2026 and 2025, and there were no such prior modifications in existence during the periods reported. During the reported periods, there were no payment defaults from any such loans during the twelve months preceding the modification because no such modifications were in existence during the periods.
Related Party Loan Transactions
Officers, directors and their affiliates had loans outstanding with the Company of $8.3 million and $8.4 million as of March 31, 2026 and December 31, 2025, respectively. The decrease in loans outstanding relates to principal payments. These transactions occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons.
Note 4. Deposits
The Bank held no deposits classified as brokered as of March 31, 2026 and December 31, 2025. To achieve full insurance from the FDIC, some of the Bank’s depositors have enrolled in the ICS® program offered by the Bank through the IntraFi® network. When accounts are enrolled in this service, the Bank must elect, for each account, whether it will receive a reciprocal deposit balance or sell the deposit balance. Reciprocal deposits through ICS® held on the consolidated balance sheets were $80.1 million and $106.7 million as of March 31, 2026 and December 31, 2025, respectively. Total ICS® One-Way Sell® deposits of $595.0 million and $359.9 million as of March 31, 2026, and December 31, 2025, respectively, were sold to the network and excluded from the Company’s consolidated balance sheets. The Company receives fee income for deposits that are sold, which is reported under deposit placement services income on the consolidated statements of income.
As of March 31, 2026, there were three clients with an individual deposit balance exceeding 5.0% of total deposits. The total deposit balance related to these clients was $284.9 million or 16.4% of total deposits. As of December 31, 2025, there were no clients whose individual deposit balances exceeded 5.0% of total deposits.
Note 5. Borrowings
Available Lines of Credit
The Bank maintains eligibility for a secured line of credit with the FHLB. To establish credit availability, the Bank will typically pledge eligible 1-4 family residential real estate loans from its loan portfolio as collateral. At March 31, 2026 and December 31, 2025, the Bank had not pledged any collateral to the FHLB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
The Bank also maintains eligibility for a secured line of credit with the FRB, and will typically pledge investment securities to establish credit availability. At March 31, 2026 and December 31, 2025, the Bank had not pledged any collateral to the FRB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
On February 20, 2026, the Company entered into a $15.0 million unsecured revolving credit facility with a correspondent bank. The facility matures on February 20, 2027 and may be extended for up to two additional one-year periods at the Company’s option, subject to compliance with the agreement’s terms. Borrowings under the facility bear interest at a variable rate based on 1.30% plus the greater of 1-Month Term SOFR or 1.00%. The agreement includes customary financial and negative covenants applicable to the Company and its bank subsidiary, none of which were in violation as of March 31, 2026. As of March 31, 2026, no amounts were outstanding under the facility.
Short-Term Borrowing Facilities
As of March 31, 2026 and December 31, 2025, the Company had no outstanding short-term borrowings. The Bank maintains access to unsecured federal funds purchase lines of credit with:
•Pacific Coast Bankers’ Bank: $50.0 million, maturing June 30, 2026

Notes to Unaudited Consolidated Financial Statements

•First National Bankers’ Bank: $10.0 million, maturing June 30, 2027, and
•Community Bankers’ Bank: $8.0 million, maturing March 2, 2027.
These federal funds lines renew annually, and balances may remain outstanding for periods ranging from 10 to 90 consecutive days. The use of these credit facilities is contingent upon compliance with specified financial conditions and covenants.
As of March 31, 2026 and December 31, 2025, the Bank had no outstanding balances under these federal funds purchase lines.
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

Notes to Unaudited Consolidated Financial Statements

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
The following table presents the balances of financial assets measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Measurements Using
Financial Assets	Balances	Level 1	Level 2	Level 3
As of March 31, 2026:
Available for sale securities:
U.S. government and federal agencies	$578,221	$577,734	$487	$—
Mortgage-backed securities	3,617	—	3,617	—
Corporate bonds	70,323	487	69,836	—
State and municipal securities	106,128	—	106,128	—
Total available for sale securities	$758,289	$578,221	$180,068	$—
Equity securities	549	549	—	—
Total	$758,838	$578,770	$180,068	$—
As of December 31, 2025:
Available for sale securities:
U.S. government and federal agencies	$438,323	$437,339	$984	$—
Mortgage-backed securities	5,327	—	5,327	—
Corporate bonds	62,908	489	62,419	—
State and municipal securities	102,246	—	102,246	—
Total available for sale securities	$608,804	$437,828	$170,976	$—
Equity securities	547	547	—	—
Total	$609,351	$438,375	$170,976	$—
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
The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property using an income approach or is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for

Notes to Unaudited Consolidated Financial Statements

inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as a provision for loan credit losses on the consolidated statements of income. There were no collateral dependent loans, and therefore no recorded reserve as of March 31, 2026 and December 31, 2025.
Other Real Estate Owned
OREO is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held no OREO at March 31, 2026 and December 31, 2025.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at March 31, 2026 or December 31, 2025.
There were no assets measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025.
Fair Value of Financial Instruments
The following tables present the carrying value and estimated fair value including the level within the fair value hierarchy of the Company’s financial instruments as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of March 31, 2026:
Financial assets:
Cash and due from banks	$611,827	$611,827	$—	$—	$611,827
Securities available for sale	758,289	578,221	180,068	—	758,289
Securities held to maturity, net	246,319	80,967	153,850	—	234,817
Equity securities	549	549	—	—	549
Restricted securities	3,627	—	3,627	—	3,627
Loans, net	269,766	—	—	267,629	267,629
Accrued interest receivable	10,065	—	10,065	—	10,065
Financial liabilities:
Time deposits	9,093	—	—	9,037	9,037
Accrued interest payable	42	—	42	—	42

Notes to Unaudited Consolidated Financial Statements

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of December 31, 2025:
Financial assets:
Cash and due from banks	$586,630	$586,630	$—	$—	$586,630
Securities available for sale	608,804	437,828	170,976	—	608,804
Securities held to maturity, net	256,510	85,681	159,595	—	245,276
Equity securities	547	547	—	—	547
Restricted securities	3,383	—	3,383	—	3,383
Loans, net	270,663	—	—	265,971	265,971
Accrued interest receivable	7,108	—	7,108	—	7,108
Financial liabilities:
Time deposits	9,233	—	—	9,204	9,204
Accrued interest payable	32	—	32	—	32

Note 7. Accumulated Other Comprehensive Loss
The following table presents the changes in each component in accumulated other comprehensive loss, net of tax for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Unrealized Loss on Available for Sale Securities	Unrealized Loss on Securities Transferred from Available for Sale to Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(5,525)	$(2,720)	$(8,245)
Unrealized holding gains, net of tax of $380	1,429	—	1,429
Amortization of unrealized holding losses, net of tax of $59	—	223	223
Balance at March 31, 2025	$(4,096)	$(2,497)	$(6,593)
Balance at December 31, 2025	$(1,656)	$(1,853)	$(3,509)
Unrealized holding losses, net of tax of $424	(1,594)	—	(1,594)
Amortization of unrealized holding losses, net of tax of $47	—	178	178
Balance at March 31, 2026	$(3,250)	$(1,675)	$(4,925)

There were no amounts reclassified out of accumulated other comprehensive loss for the three months ending March 31, 2026 and 2025.
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
When declared by the Company’s Board of Directors, holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends equally and ratably on a per-share basis. The Company did not pay dividends to any stockholder during the three month periods ended March 31, 2026 and 2025.

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

	Three Months Ended March 31,
	2026	2025

Net Income	$7,072	$5,607
Dividends declared on common stock
Class A Common Stock	—	—
Class B Common Stock	—	—
Undistributed net income for basic and diluted earnings per share	$7,072	$5,607

Weighted average shares outstanding
Class A Common Stock	3,313,644	3,088,810
Class B Common Stock	3,248,173	3,473,007
Weighted average shares outstanding, basic and dilutive	6,561,817	6,561,817

	Three Months Ended March 31,
	2026	2025
Earnings per common share, basic and diluted
Class A Common Stock
Per share dividends distributed	$—	$—
Undistributed earnings per share[4]	1.08	0.85
Total basic and diluted earnings per share - Class A Common Stock	$1.08	$0.85

Class B Common Stock
Per share dividends distributed	$—	$—
Undistributed earnings per share[3]	1.08	0.85
Total basic and diluted earnings per share - Class B Common Stock	$1.08	$0.85

4 To arrive at undistributed earnings per share, undistributed net income is first pro rated between Class A and Class B Common shares. The resulting pro-rated, undistributed net income for each class is then divided by the weighted average shares for each class.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in our Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements” as well as the section entitled “Risk Factors” in our Form 10-K. We assume no obligation to update any of these forward-looking statements except to the extent required by law.
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
Three Months Ended March 31, 2026 Highlights
Highlights of our results of operations and financial condition as of and for the three months ended March 31, 2026 are provided below.
Financial Performance
•Consolidated net income was $7.1 million for the three months ended March 31, 2026, compared to $5.6 million for the three months ended March 31, 2025. Earnings per share for the three months ended March 31, 2026 was $1.08, compared to $0.85 for the three months ended March 31, 2025.
•Net interest income, before recapture of credit losses, was $14.9 million for the three months ended March 31, 2026, compared to $13.8 million for the three months ended March 31, 2025. Net interest income, after recapture of credit losses, was $15.3 million for the three months ended March 31, 2026, compared to $13.9 million for the three months ended March 31, 2025.
•Return on average equity was 16.56% for the three months ended March 31, 2026, compared to 15.39% for the three months ended March 31, 2025.
•Return on average assets for the three months ended March 31, 2026 was 1.59%, compared to 1.43% for the three months ended March 31, 2025.
•Return on average RWA was 7.66% for the three months ended March 31, 2026, compared to 5.74% for the three months ended March 31, 2025.5
5 Return on average RWA is calculated as net income divided by average RWA. Average RWA are calculated using the last two quarter ends.

Balance Sheet
•Total assets were $1.9 billion as of March 31, 2026, compared to $1.8 billion as of December 31, 2025.
•Total deposits were $1.7 billion as of March 31, 2026, compared to $1.6 billion as of December 31, 2025. Excluded from these totals are One-Way Sell® deposits, which are sold to the ICS® network. These One-Way Sell® deposits amounted to $595.0 million as of March 31, 2026, compared to $359.9 million as of December 31, 2025.
•No non-performing assets or OREO were reported as of March 31, 2026 or December 31, 2025.
•Cash balances held at the Federal Reserve were $603.6 million as of March 31, 2026, compared to $580.9 million as of December 31, 2025.
•As of March 31, 2026, the total debt securities portfolio balance was $1.0 billion, compared to $865.3 million as of December 31, 2025.
•Book value per share was $26.65 as of March 31, 2026, compared to $25.79 as of December 31, 2025.
•As of March 31, 2026, the Company had a total risk-based capital ratio of 48.65% and a tier 1 risk-based capital ratio of 47.63%. The Bank exceeded the minimum requirements to be well-capitalized for bank regulatory purposes, with a total risk-based capital ratio of 47.14% and a tier 1 risk-based capital ratio of 46.12%.
•As of March 31, 2026, our liquidity ratio was 92.73%, compared to 91.86% as of December 31, 2025.
Significant Factors Impacting Our Business, Financial Condition and Results of Operations
Several key factors impact our financial performance:
Short-term interest rates: The cyclical nature of our balance sheet and our focus on liquidity cause our primary revenue source, net interest income, to be highly correlated to short-term interest rates. We strive to maintain high levels of liquidity and low loan-to-deposit ratios. Higher rates generally increase our net interest income because of our high levels of liquid interest-earning assets and low levels of interest-bearing deposits and borrowings. Conversely, if short-term interest rates fall, our net interest income would likely decrease due to our high levels of cash. In 2025, the Federal Reserve lowered the target federal funds rate on three occasions, on September 18th, October 30th, and December 11th. There have been no changes to the target federal funds rate in 2026. This relationship between our revenue and the yield curve may differ from that of banks that have lower levels of cash and liquidity and higher loan-to-deposit ratios.
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
Federal election cycles significantly affect our deposit levels. These cycles also impact revenue-generating activities, such as wire transfers, payments, check processing, debit card usage, and treasury management services. Historically, deposits from political organizations increase in the periods leading up to federal elections followed by a decline around the elections. Election outcomes may also impact the timing and scale of deposit inflows or outflows from political organizations, and the most recent cycle was no exception.
In addition, certain clients organized under Section 501(c)(4) of the Internal Revenue Code as social welfare organizations may experience fluctuations in deposit balances and transaction activity in connection with issue advocacy or public policy initiatives, which may occur during election cycles. These organizations are not considered “political organizations” under the Company’s definition.
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
Despite subsequent outflows during the second quarter of 2025 related to this post-election surge, deposit levels have increased during the year-over-year period, with total consolidated deposits totaling $1.7 billion at March 31, 2026. As of

March 31, 2026, there were three clients with an individual deposit balance exceeding 5.0% of total deposits. The total deposit balance related to these clients was $284.9 million or 16.4% of total deposits.
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
Economic conditions: General economic conditions, particularly in the Washington, D.C. metropolitan area, and levels of government spending influence our deposit levels and earnings. At various points throughout 2025 and first quarter of 2026, we estimate that at least a majority of our deposit balances were sourced from political organizations, which we believe reduces our direct exposure to broader economic trends. However, economic downturns may lead to declines in political donations, which could adversely affect our deposit levels and income. Additionally, national or regional recessions could increase the risk of loan defaults and negatively impact the credit quality of our municipal and corporate bonds, potentially leading to defaults.
Following the inauguration of President Trump on January 20, 2025, the administration introduced a series of federal fiscal reforms, culminating in the enactment of H.R.1, or the One Big Beautiful Bill Act (“BBB”), signed into law on July 4, 2025. The BBB is a budget-reconciliation statute that principally extends and modifies federal tax policy (including making permanent or expanding many provisions of the Tax Cuts and Jobs Act) and includes limited spending and revenue-adjustment measures. The BBB, together with initiatives of the Department of Government Efficiency (“DOGE”), has continued to reshape federal tax policy and prompted agencies to evaluate discretionary spending levels. During 2025, some federal agencies began signaling or implementing hiring delays or contract-award deferrals in response to revised fiscal guidance, where the regional economy remains heavily reliant on government operations and contracting.
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
Monetary Policy: We rely on the Federal Reserve’s payment of interest on reserve balances as a source of interest income. The required reserve balance and the rate of interest paid on reserve balances are determined by the Federal Reserve, but Congress, through legislative action and followed by the Executive branch approval, has power to limit or revoke the Federal Reserve’s authority to pay interest on required or excess reserves. The Federal Reserve has historically adjusted its interest on reserves rate in conjunction with the federal funds rate. We are most exposed to monetary policy during federal election years when campaign-related deposits rise and we match those liabilities with short-term assets such as Federal Reserve cash balances, which reprice immediately, and Treasury bills. Although higher interest rates decrease the value of our investment securities portfolio, they increase our interest income. While we have recently benefited from elevated short-term interest rates, the Federal Reserve lowered its target federal funds rate in September, October and December of 2025. To the extent short-term rates decline, our net interest income will be adversely affected. The Federal Reserve has additional monetary tools that can impact our interest income through changes in rates, such as the overnight reverse repo rate and open market operations.

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
Uninsured Deposits: Most of our deposits come from commercial clients rather than retail clients, resulting in a relatively high level of account balances exceeding the FDIC coverage limits. As of March 31, 2026, we estimate that approximately 75.8% of our total deposits were not insured by the FDIC. To manage the associated risks, we aim to maintain high levels of liquidity, asset quality, and financial strength.
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
Liquidity. Maintaining an adequate level of liquidity depends on our ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting our daily operations or the financial condition of the Bank. Because transaction account deposits form a primary source of our funding, and generally can be withdrawn on demand, managing our liquidity is a top priority. Our account at the Federal Reserve, which held $603.6 million as of March 31, 2026, is a primary source of our liquidity for daily and ongoing activities. Additionally, our bond portfolio is structured to provide liquidity when management anticipates it will be needed, with maturities aligned to expected cash flow requirements.
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
Our most significant accounting policies are described in the Notes to the Consolidated Financial Statements in our Form 10-K. These policies, together with the other disclosures presented in the financial statement notes and this Quarterly Report on Form 10-Q, provide information on the valuation of significant assets and liabilities and the methodologies used in determining those values. Based on the valuation techniques applied, and the sensitivity of financial statement amounts to the underlying methods, assumptions, and estimates, we have identified the determination of the allowance for credit losses as the area that involves the most subjective or complex judgments and, as such, could be subject to revision as new information becomes available. We describe this policy in detail within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” section of our Form 10-K. There have been no material changes to our critical accounting policies from those disclosed in the Form 10-K.
The effects of new accounting pronouncements are detailed in Note 1 to the Consolidated Financial Statements, “Organization and Summary of Significant Accounting Policies.”
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Interest and dividend income	$15,544	$14,741	$803	5.4%
Interest expense	595	893	(298)	(33.4%)
Net interest income	14,949	13,848	1,101	8.0%
Recapture of credit losses	(379)	(65)	(314)	483.1%
Net interest income after recapture of credit losses	15,328	13,913	1,415	10.2%
Noninterest income	2,418	695	1,723	247.9%
Noninterest expense	8,848	7,571	1,277	16.9%
Net income before taxes	8,898	7,037	1,861	26.4%
Income tax expense	1,826	1,430	396	27.7%
Net income	$7,072	$5,607	$1,465	26.1%
For the three months ended March 31, 2026, our net income increased by $1.5 million compared to the three months ended March 31, 2025. This improvement was attributed to a $1.7 million, or 247.9%, increase in noninterest income driven by an increase in deposit placement services income following the increase in One-Way Sell® balances. Additionally, net interest income increased by $1.1 million, or 8.0%, further contributing to the overall growth in net income. However, these components were partially offset by a $1.3 million increase in noninterest expense, driven most notably by increases in employment and professional services costs.

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

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Interest and dividend income
Interest and fees on loans	$3,000	$3,589	$(589)	(16.4%)
Interest and dividends on securities, taxable	7,490	4,607	2,883	62.6%
Interest on securities, tax-exempt	284	282	2	0.7%
Interest on interest-bearing deposits in banks	4,770	6,263	(1,493)	(23.8%)
Total interest and dividend income	15,544	14,741	803	5.4%
Interest expense
Interest on deposits	595	893	(298)	(33.4%)
Total interest expense	595	893	(298)	(33.4%)
Net interest income	$14,949	$13,848	$1,101	8.0%
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

	Three Months Ended March 31,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$520,219	$4,770	3.72%	$566,675	$6,263	4.48%
Investment securities, taxable[1]	927,203	7,490	3.28%	639,825	4,607	2.92%
Investment securities, tax-exempt[1]	57,633	284	2.00%	62,235	282	1.84%
Loans	274,034	3,000	4.44%	308,741	3,589	4.71%
Total interest-earning assets	1,779,089	$15,544	3.54%	1,577,476	$14,741	3.79%
Less allowance for credit losses	(4,219)			(4,715)
Noninterest-earning assets	30,230			19,097
Total assets	$1,805,100			$1,591,858
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings, interest-bearing checking and money market	$257,181	$544	0.86%	$325,018	$817	1.02%
Time deposits	9,277	51	2.23%	11,438	76	2.69%
Total interest-bearing liabilities	266,458	$595	0.91%	336,456	$893	1.08%
Noninterest-bearing liabilities
Demand deposits	1,357,226			1,100,966
Other liabilities	8,223			6,642
Total liabilities	1,631,907			1,444,064
Stockholders’ equity	173,193			147,794
Total liabilities and stockholders' equity	$1,805,100			$1,591,858
Net interest income		$14,949			$13,848
Net interest margin			3.41%			3.56%
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

	For the three months ended March 31, 2026 compared to 2025

	Increase (decrease) due to change in:
(dollars in thousands)	Average volume	Average rate	Total
Interest-earning assets
Interest-bearing deposits in other banks	$(513)	$(980)	$(1,493)
Taxable investment securities	2,070	813	2,883
Non-taxable investment securities	(21)	23	2
Loans	(403)	(186)	(589)
Total increase (decrease) in interest income	$1,133	$(330)	$803
Interest-bearing liabilities
Savings, interest-bearing checking and money market accounts	$(170)	$(103)	$(273)
Time deposits	(14)	(11)	(25)
Total increase (decrease) in interest expense	$(184)	$(114)	$(298)
Increase (decrease) in net interest income	$1,317	$(216)	$1,101
-
For the three months ended March 31, 2026, our net interest income increased by $1.1 million, or 8.0%, compared to the three months ended March 31, 2025. The increase in interest income was primarily driven by higher average balances in, and yields on, taxable investment securities. Partially offsetting this earning component, the average balances in, and yields on loans and deposits at the Federal Reserve declined compared to the three months ended March 31, 2025. However, due to increased asset base, and lower yield earned by interest bearing deposits in other banks and loans, our net interest margin decreased to 3.41% for the three months ended March 31, 2026, from 3.56% for the three months ended March 31, 2025.
Interest Income
Interest and fees on loans. Loan interest income is comprised of fixed and adjustable-rate structures related to residential and commercial real estate loan products, commercial loans and other consumer loan products. Deferred loan origination fees, net of deferred loan origination costs, accrete to the loan’s yield over the life of the loan. For the three months ended March 31, 2026, our interest and fees on loans decreased 16.4% to $3.0 million compared to the three months ended March 31, 2025 primarily driven by a 27 basis point decrease in average yield and decrease of the average total loan balance of $34.7 million. The months following a general election, including the early months of 2025, often see elevated commercial and industrial loan balances, as political organizations typically utilize their lines of credit around election periods and may repay these balances over the subsequent six to twelve months, or as cash flows allow.
See “— Financial Condition — Loan Portfolio” below for an analysis of the composition of our loan portfolio.
Interest and dividends on securities, taxable. For the three months ended March 31, 2026, our interest and dividends on taxable securities increased 62.6% to $7.5 million from $4.6 million for the three months ended March 31, 2025. The average balance for all taxable securities increased $287.4 million when comparing the periods, and the yield improved 36 basis points. As portions of maturing bonds have been reinvested, we have observed a steady increase in the average yield for the taxable securities portfolio. The Company reinvested maturing bonds and invested funds from temporarily elevated deposit levels in short term U.S. Treasury securities with maturities during 2026, which is intended to align with the timing of expected deposit outflows.
Interest on securities, tax-exempt. In recent years, the attainable yields for any new investment in this segment and the investment landscape have left tax-exempt securities less attractive than their taxable counterparts. Accordingly, as tax-exempt securities have matured, those proceeds have been invested into taxable municipal securities, causing balances and income to remain stable or slightly decline over time.

See “— Financial Condition — Securities” below for an analysis of the composition of the securities portfolio, including taxable and tax-exempt securities.
Interest on interest-bearing deposits in banks. Chain Bridge earns interest for accounts held at certain correspondent banks, which are primarily reserves held at the Federal Reserve. The Federal Reserve has historically adjusted its interest on reserves rate in conjunction with the federal funds rate. The Federal Reserve started 2025 with an interest rate of 4.40% on reserve balances. During 2025, the rate was reduced by 25 basis points on three occasions—September 18th, October 30th, and December 11th—bringing it down to 3.65%. This final rate stayed in effect through the first quarter of 2026. For the three months ended March 31, 2026, our interest on interest-bearing deposits in banks decreased by $1.5 million compared to the prior period, driven by both a $46.5 million decrease in average balances and a decrease in yield of 76 basis points. The decline in the average balances of interest-bearing deposits in banks is a reflection of the Bank’s reallocation of interest-earning assets into investment securities.
Interest Expense
Interest on deposits. The Bank pays a variable interest rate to depositors for their non-maturing savings, interest-bearing checking, and money market accounts. In addition, the Bank issues time deposits that pay a fixed rate of interest until the instrument matures. For the three months ended March 31, 2026, our interest expense on deposits decreased 33.4% compared to the three months ended March 31, 2025. The decrease was driven by both a $70.0 million decrease in average interest-bearing deposit balances due to a larger volume of ICS® deposits being positioned as One-Way Sell®, and a 17 basis point decrease in the average rate. As of March 31, 2026 and March 31, 2025, approximately 80.6% and 79.3%, respectively, of our deposits were noninterest bearing.
See “— Financial Condition — Deposits” for an analysis of the composition of the deposits portfolio, including its interest-bearing and noninterest-bearing components.
Provision for Credit Losses
The ACL represents an amount which, in management’s judgment, is adequate to absorb the lifetime expected credit losses that may be sustained on outstanding loans and investments at the balance sheet date. The provision for credit losses represents the amount of expense charged to current earnings to fund an increase in the ACL. Conversely, a recapture of credit loss is recorded to earnings when the ACL is reduced. Our recaptures of credit losses arising from within the loan and securities portfolios were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Recapture of credit losses
Recapture of loan credit losses	$(364)	$(38)	$(326)	857.9%
Recapture of securities credit losses	(15)	(27)	12	(44.4%)
Total recapture of credit losses	$(379)	$(65)	$(314)	483.1%
For the three months ended March 31, 2026, we recorded a net recapture of credit losses of $379 thousand. Within the loan portfolio, the $364 thousand recapture resulted from a reduction in outstanding balances, coupled with a decrease in the overall reserve rate for loan credit losses due to improving peer credit indicators utilized in our evaluation of qualitative factors and modest changes in the composition of the loan portfolio. Within our securities portfolio, the shortening time to maturity of our held to maturity securities portfolio resulted in a lower required reserve in accordance with our ACL methodology.

Noninterest Income
Noninterest income consists of deposit placement services income, service charges on deposit accounts, trust and wealth management income, gains on sale of mortgage loans, net gains or losses on sales of securities and other income.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Noninterest income
Deposit placement services	$1,651	$133	$1,518	1,141.4%
Trust and wealth management	434	270	164	60.7%
Service charges on accounts	301	240	61	25.4%
Gain on sale of mortgage loans	—	13	(13)	NM
Other income	32	39	(7)	(17.9%)
Total noninterest income	$2,418	$695	$1,723	247.9%
__________
NM — Comparisons from positive to negative values or to zero values are considered not meaningful.
For the three months ended March 31, 2026, our noninterest income increased by $1.7 million, or 247.9%, to $2.4 million compared to the three months ended March 31, 2025 primarily driven by an increase in deposit placement services income, which is fee income we earn on One-Way Sell® deposits sold through the ICS® network.
Deposit placement services income. For the three months ended March 31, 2026, our deposit placement services income increased by $1.5 million compared to the three months ended March 31, 2025 on account of higher One-Way Sell® deposit balances. As of March 31, 2026 and March 31, 2025, One-Way Sell® deposits totaled $595.0 million and $93.2 million, respectively. For the three months ended March 31, 2026, our average One-Way Sell® deposits were significantly higher than the average balance during the three months ended March 31, 2025. Income from deposit placement services is influenced by changes in the rate paid by ICS® for One Way Sell® deposits, which generally moves in line with federal funds rate adjustments. Additionally, income is affected by shifts in the composition of our deposits allocated to One Way Sell® positions. Accounts enrolled in the ICS® network are further discussed under “— Financial Condition — Deposits” below.
Trust and wealth management income. For the three months ended March 31, 2026, our trust and wealth management income increased by $164 thousand, or 60.7%, compared to the three months ended March 31, 2025. This increase was primarily due to a rise in the volume of total assets under administration, which grew to $711.7 million at March 31, 2026 from $409.4 million at March 31, 2025. The size and mix of the assets under administration drove the income growth. AUM, which produce a higher rate of income under our fee structure, increased 60.8% from March 31, 2025, while AUC increased 80.5% over the same period.
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

Service charges on accounts. For the three months ended March 31, 2026, our service charges on accounts increased by $61 thousand, or 25.4%, compared to the three months ended March 31, 2025 primarily driven by higher transaction volume, particularly among ACH originations, check processing, and wire transfers. Our fee income is typically higher during the fiscal quarters leading up to and during the general election as political organization deposit account activity causes an increase in bank transactions.
Gain on sale of mortgage loans. For the three months ended March 31, 2026, the gain on sale of mortgages decreased by $13 thousand compared to the three months ended March 31, 2025, due to no sales activity or any related gains.
Noninterest Expense
Noninterest expense consists of salaries and employee benefits, data processing and communication expenses, professional services, occupancy and equipment expenses, state franchise taxes, FDIC and regulatory assessments, directors’ fees, marketing and business development costs, insurance expenses, and other operating expenses.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Noninterest expenses
Salaries and employee benefits	$4,798	$4,408	$390	8.8%
Professional services	1,389	893	496	55.5%
Data processing and communication expenses	805	666	139	20.9%
State franchise taxes	353	351	2	0.6%
Occupancy and equipment expenses	326	251	75	29.9%
FDIC and regulatory assessments	242	228	14	6.1%
Directors’ fees	231	146	85	58.2%
Insurance expenses	169	149	20	13.4%
Other operating expenses	535	479	56	11.7%
Total noninterest expenses	$8,848	$7,571	$1,277	16.9%
For the three months ended March 31, 2026 our noninterest expense increased by $1.3 million, or 16.9%, compared to the three months ended March 31, 2025, primarily driven by increases in salaries and employee benefits and professional service expenses.
Salaries and employee benefits. For the three months ended March 31, 2026, our salaries and employee benefits increased by $390 thousand, or 8.8%, compared to the three months ended March 31, 2025, resulting from higher headcount and salary increases.
Professional services. For the three months ended March 31, 2026, our professional services expense increased $496 thousand, or 55.5%, compared to the three months ended March 31, 2025, primarily driven by legal expenses and partially offset by a decline in recruiting costs.
Data processing and communication expenses. For the three months ended March 31, 2026, our data processing and communication expenses increased $139 thousand or 20.9%, compared to the three months ended March 31, 2025, driven by increased costs associated with enhanced information technology functionality.
State franchise taxes. For the three months ended March 31, 2026, our state franchise taxes remained relatively unchanged compared to the three months ended March 31, 2025.
Occupancy and equipment expenses. For the three months ended March 31, 2026, our occupancy and equipment expenses increased by $75 thousand or 29.9%, compared to the three months ended March 31, 2025, primarily driven by increased building maintenance costs and additional office space.

FDIC and regulatory assessments. For the three months ended March 31, 2026, our FDIC and regulatory assessments expense increased $14 thousand, or 6.1%, due to the growth in the Bank’s assets between the comparative periods.
Directors’ fees. In the three months ended March 31, 2026, our directors’ fees increased $85 thousand compared to the three months ended March 31, 2025, driven by increased compensation for directors and a higher volume of Board and Committee meetings.
Insurance expenses. For the three months ended March 31, 2026, our insurance expenses increased $20 thousand or 13.4%, compared to the three months ended March 31, 2025. The increase was primarily due to higher directors and officers insurance premiums, which are subject to periodic review and renewal.
Other operating costs. This segment includes other operating and administrative costs such as other vendor and employee costs, marketing and development costs, postage and printing, office supplies, and subscriptions. For the three months ended March 31, 2026, the increase in our other operating costs during the period was attributable to modest offsetting fluctuations across the various expense categories comprising this segment compared to the three months ended March 31, 2025.
Income Tax Expense
Income tax expense is recorded based on our pre-tax financial income adjusted for nondeductible expenses and tax-exempt income. For the three months ended March 31, 2026, our income tax expense was $1.8 million, representing an increase of 27.7%, compared to $1.4 million for the three months ended March 31, 2025. The increase was driven by the increase in pre-tax earnings, which increased 26.4% during the comparable period.
Our effective income tax rate was 20.52% for the three months ended March 31, 2026, an increase of 0.20% from 20.32% for the three months ended March 31, 2025. During 2026, the effective income tax rate increased compared to the corresponding prior period because pre-tax income increased while tax-exempt income decreased, causing tax-exempt income to comprise a lower proportion of income before taxes.
Financial Condition
Securities
Our securities portfolio is used to provide liquidity, manage risk, meet capital requirements, and generate interest income. Our securities portfolio consists of U.S. Treasury securities, corporate bonds, and state and municipal securities, with smaller allocations to U.S. government agency and mortgage-backed securities. Securities that management has the positive intent and ability to hold to maturity are classified as HTM and recorded at amortized cost. Securities not classified as held to maturity or trading are classified as AFS and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive loss. We do not hold trading securities.

The following table summarizes the amortized cost and weighted average yield of securities as of March 31, 2026 by contractual maturities.

	Balance as of March 31, 2026
	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government and federal agencies
Due in one year or less	$436,481	3.79%	$19,492	1.74%
Due after one year through five years	143,217	3.37%	65,918	1.74%
Due after five years through ten years	—	—%	6,493	2.04%
Due after ten years	—	—%	—	—%
	579,698	3.69%	91,903	1.76%
Mortgage-backed securities
Due in one year or less	—	—%	—	—%
Due after one year through five years	—	—%	—	—%
Due after five through ten years	555	3.05%	—	—%
Due after ten years	3,415	2.91%	875	5.47%
	3,970	2.93%	875	5.47%
Corporate bonds
Due in one year or less	14,133	3.22%	28,038	2.39%
Due after one year through five years	56,002	4.26%	10,942	3.37%
Due after five years through ten years	—	—%	503	2.83%
Due after ten years	496	6.72%	—	—%
	70,631	4.07%	39,483	2.67%
State and municipal securities
Due in one year or less	25,102	2.66%	13,671	2.24%
Due after one year through five years	73,426	3.15%	75,611	2.23%
Due after five years through ten years	8,825	2.57%	24,889	2.41%
Due after ten years	750	3.48%	—	—%
	108,103	2.99%	114,171	2.27%
Total securities	$762,402	3.62%	$246,432	2.16%
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

The following table summarizes our securities portfolio by the type of securities as of the dates indicated. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost:

	As of March 31,		As of December 31,
	2026		2025		Change
(dollars in thousands)	$	% of total securities	$	% of total securities	$	%
U.S. government treasuries	$663,662	66.1%	$527,813	61.0%	$135,849	25.7%
U.S. federal agencies securities	6,462	0.6%	6,950	0.8%	(488)	(7.0%)
Mortgage-backed securities	4,492	0.5%	6,477	0.7%	(1,985)	(30.6%)
Corporate bonds	109,806	10.9%	106,799	12.4%	3,007	2.8%
State and municipal securities	220,299	21.9%	217,403	25.1%	2,896	1.3%
Total securities	$1,004,721	100.0%	$865,442	100.0%	$139,279	16.1%
Total securities. As of March 31, 2026, the carrying value of our debt securities before the allowance for credit losses was $1.0 billion, representing an increase of $139.3 million, or 16.1%, compared to $865.4 million as of December 31, 2025. The increase was primarily driven by the Bank’s reallocation of interest-earning assets into short-term U.S. government treasuries.
U.S. government treasuries. U.S. government treasuries represent debt securities backed by the U.S. Treasury or the full faith and credit of the U.S. government and are guaranteed as to the timely payment of interest and principal when held to maturity. As of March 31, 2026, our U.S. government treasuries increased by $135.8 million or 25.7%, compared to December 31, 2025. During the quarter, we invested a portion of our excess cash reserves into short term U.S. Treasury securities that mature during 2026.
U.S. federal agencies securities. U.S. federal agencies securities represent obligations issued by U.S. federal government agencies or government-sponsored enterprises that guarantee repayment of principal at maturity. As of March 31, 2026, our U.S. federal agencies securities remained substantially unchanged compared to December 31, 2025.
Mortgage-backed securities. Our mortgage-backed securities portfolio consists of pass through and agency-issued collateralized mortgage obligations. As of March 31, 2026, our mortgage-backed securities decreased by $2.0 million, or 30.6%, compared to December 31, 2025. During the period, mortgage-backed securities represented 0.5% of our securities portfolio.
Corporate bonds. Corporate bonds are debt obligations issued by companies to raise capital and refinance obligations of the issuer. As of March 31, 2026, our corporate bonds increased by $3.0 million, or 2.8%, compared to December 31, 2025, due to purchases with two- to three-year maturities.
State and municipal securities. State and municipal securities are debt obligations issued by state and local governments. As of March 31, 2026, our state and municipal securities increased by $2.9 million or 1.3%, compared to December 31, 2025, due to purchases with two- to three-year maturities.
Allowance for Credit Losses — Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type (U.S. government and federal agencies, agency mortgage-backed securities, corporate bonds and state and municipal securities). We estimate expected credit losses based on our historical credit loss information as adjusted for current conditions and reasonable and supportable forecasts. Securities issued by the U.S. Treasury or government agencies are not considered to be credit sensitive as they are explicitly or implicitly guaranteed by the U.S. government, and result in expectations of zero credit loss. Accordingly, management’s analysis of credit loss considers only the corporate and municipal segments. Accrued interest receivable on HTM debt securities totaled $1.5 million as of March 31, 2026 and $1.4 million as of December 31, 2025, respectively, and was excluded from the estimate of credit losses.
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
The following table presents an analysis of the allowance for credit losses on our HTM securities portfolio. There was no ACL established, charge-offs, recoveries, or nonaccrual debt securities for the AFS portfolio as of the indicated period ends.

Held to Maturity:	As of and for the three months ended March 31,
(dollars in thousands)	2026	2025
Allowance for credit losses at the beginning of period	$128	$202
Recapture of credit losses	(15)	(27)
Total charge-offs	—	—
Total recoveries	—	—
Net (charge-offs) recoveries	—	—
Allowance for credit losses at end of period	$113	$175

Average HTM debt securities outstanding	$251,650	$297,422
Total outstanding HTM debt securities at end of each period	246,432	295,575
Ratio of allowance to total HTM debt securities outstanding at period end	0.05%	0.06%
Ratio of nonaccrual HTM securities to total HTM securities outstanding at period end	—%	—%
Ratio of allowance to nonaccrual debt securities at period end	—%	—%
The following table presents the allocation of the allowance for credit losses on our HTM securities portfolios by segment. There was no ACL established for the AFS portfolio as of the indicated period ends.

	As of March 31,		As of December 31,
	2026		2025
Balance at the end of each period (dollars in thousands)	Amount	% to total HTM bonds	Amount	% to total HTM bonds
U.S. government and federal agencies	$—	—%	$—	—%
Mortgage-backed securities	—	—%	—	—%
Corporate	85	0.04%	99	0.04%
State and municipal	28	0.01%	29	0.01%
Total	$113	0.05%	$128	0.05%
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

The following table summarizes our loan portfolio by the type of loans as of the dates indicated:

	As of March 31,		As of December 31,
	2026		2025		Change
(dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	$	%
Commercial real estate	$48,201	17.6%	$48,278	17.6%	$(77)	(0.2%)
Commercial	3,781	1.4%	4,521	1.6%	(740)	(16.4%)
Residential real estate, closed-end	199,403	72.9%	201,060	73.2%	(1,657)	(0.8%)
Other consumer loans	22,113	8.1%	20,900	7.6%	1,213	5.8%
Total	$273,498	100.0%	$274,759	100.0%	$(1,261)	(0.5%)

As of March 31, 2026, our total loans decreased by $1.3 million or 0.5%, compared to December 31, 2025. The reduction is attributable to declines in both the commercial non-real estate and residential real estate portfolios.
Commercial real estate loans. Commercial real estate loans are generally long-term loans secured by a commercial property that is either owner-occupied or investor owned. This category also includes commercial construction loans and multifamily residential property loans. Management has strategically allowed a decline in the commercial real estate portfolio. Elevated interest rates have increased the cost of borrowing and remote work trends continue to be a concern. These factors negatively impact the value of commercial properties, making commercial real estate loans less attractive. As of March 31, 2026, our commercial real estate loans decreased by $77 thousand, or 0.2%, compared to December 31, 2025.
As of March 31, 2026, our commercial real estate portfolio included owner-occupied and non-owner-occupied commercial real estate loans and were concentrated in certain sectors and in the Washington, D.C. metropolitan area:
•Owner-Occupied vs. Non-Owner-Occupied Properties: Our commercial real estate loans include both owner-occupied and non-owner-occupied properties. As of March 31, 2026 and December 31, 2025, we had $17.7 million and $17.2 million, respectively, in owner-occupied loans and $30.5 million and $31.1 million, respectively, in non-owner-occupied loans. Non-owner-occupied properties depend on rental income for repayment. Factors such as market conditions, tenant defaults, and vacancies could reduce cash flow from these properties, leading to increased delinquencies and potential losses.
•Sector Concentration: Our commercial real estate loan portfolio is concentrated in the office, retail, multifamily, and hotels sectors. As of March 31, 2026, our non-owner-occupied office loans totaled $3.0 million, retail loans totaled $12.0 million, multifamily loans totaled $8.8 million, and hotel loans totaled $3.7 million.
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
Commercial. Commercial loans consisting of commercial and industrial (C&I) term loans or lines of credit exhibit cyclicality due to the involvement of political organizations in this segment. C&I loans include unsecured or UCC secured lending, accounts receivable, equipment financing loans or working capital loans. As of March 31, 2026, our commercial loans decreased by $740 thousand, or 16.4%, compared to December 31, 2025.
Residential real estate loans, closed-end. Single family (1-4 units) residential mortgage loans are primarily secured by owner-occupied primary and secondary residences and are “closed-end” mortgage loans, which means that the loan amount is fixed at the outset and repaid over a set term without the ability to re-borrow. As of March 31, 2026, our residential real estate loans decreased by $1.7 million, or 0.8%, compared to December 31, 2025
Other consumer loans. Other consumer loans include residential construction loans, revolving loans secured by residential properties, commonly known as home equity lines of credit (“HELOCs”), and loans made directly to individuals for non-business purposes which may be secured or unsecured. As of March 31, 2026, other consumer loans increased by

$1.2 million, or 5.8%, from December 31, 2025, driven primarily by increased utilization of HELOCs by borrowers and increased residential construction. The following table presents the components of other consumer loans:

	As of March 31,	As of December 31,
(dollars in thousands)	2026	2025
Residential construction loans	$3,706	$2,954
HELOCs	15,896	15,382
Consumer secured	2,091	2,099
Consumer unsecured	420	465
Total consumer loans	$22,113	$20,900
Loan Maturity and Sensitivity to Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of the loans may differ from the maturities reflected below because consumer borrowers and some commercial borrowers have the right to prepay obligations with or without prepayment penalties. As of March 31, 2026, variable rate loans, which include floating and adjustable rate structures, comprised 70.3% of our loan portfolio. Our variable rate loans primarily consist of adjustable residential real estate loans with initial fixed-rate periods of three, five, seven or ten years, which, depending on the loan program, reprice every one, three, or five years after the initial fixed-rate period. Variable rate loans provide a better match against our deposit liabilities and reduce our interest rate risk.
The following table details maturities and sensitivity to interest rate changes for our loan portfolio as of March 31, 2026, and the contractual maturity and interest-rate profile of our loan portfolio:

At March 31, 2026	Remaining Contractual Maturity Held for Investment
(dollars in thousands)	One year or less	After one year through five years	After five years and through fifteen years	After fifteen years	Total
Fixed rate loans:
Commercial real estate	$4,414	$15,877	$18,692	$—	$38,983
Commercial	3	1,095	468	—	1,566
Residential real estate, closed-end	32	1,380	31,128	5,991	38,531
Other consumer loans	55	2,055	50	—	2,160
Total fixed rate loans	$4,504	$20,407	$50,338	$5,991	$81,240
Variable rate loans:
Commercial real estate	$—	$190	$8,855	$173	$9,218
Commercial	1,515	154	546	—	2,215
Residential real estate, closed-end	—	48	4,848	155,976	160,872
Other consumer loans	419	6,632	7,847	5,055	19,953
Total variable rate loans	$1,934	$7,024	$22,096	$161,204	$192,258
Total loans	$6,438	$27,431	$72,434	$167,195	$273,498
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
We have exposures to certain categories of loans that we believe represent relatively higher credit risk, such as commercial real estate loans. To manage our exposures to these loans,we generally seek low loan-to-value ratios, strong debt service coverage ratios, and conduct borrower credit assessments in accordance with our internal policies. To manage our exposure to commercial real estate, we have set specific concentration limits for commercial real estate loans by property type, and our policy is to monitor these limits quarterly. Our risk management practices include annual internal reviews of commercial mortgages with balances over $500 thousand, focusing on early warning signs like payment delinquencies, property performance, and borrower financial condition. We also engage a third party to conduct an external loan review of the loan portfolio annually. Additionally, we perform quarterly stress tests on our loan portfolio, including the commercial real estate segment, to assess the potential impact of adverse economic conditions. In response to the inherent risks in higher-risk segments like commercial real estate, we may increase our loan loss reserves to mitigate potential losses due to changing market conditions.
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
As of March 31, 2026 and December 31, 2025, based on our internal classifications, we did not identify any assets that met our criteria for classification as non-performing assets or OREO.
Allowance for Credit Losses — Loans
The ACL represents an amount that is intended to absorb the lifetime expected credit losses that may be sustained on outstanding loans at the balance sheet date. Additional information regarding the ACL evaluation can be found in Note 1 and Note 4 to our audited consolidated financial statements for the year ended December 31, 2025.
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
The following table presents an analysis of the allowance for credit losses:

	As of and for the Three Months Ended March 31,
(dollars in thousands)	2026	2025
Allowance for credit losses at the beginning of period	$4,096	$4,514
Recapture of credit losses	(364)	(38)
Charge-offs	—	—
Recoveries	—	—
Allowance for credit losses at end of period	$3,732	$4,476

Average loans held for investment outstanding	$274,036	$308,741
Total loans outstanding at end of each period	273,498	302,002
Ratio of allowance to total loans outstanding at period end	1.36%	1.48%
Ratio of nonaccrual loans to total loans outstanding at period end	—	—
Ratio of allowance to nonaccrual loans at period end	—	—
The following table presents the allocation of the allowance for credit losses:

	As of March 31,		As of December 31,
	2026		2025
(dollars in thousands)	Amount	% of total loans	Amount	% of total loans
Commercial real estate	$1,238	0.45%	$1,468	0.53%
Commercial	60	0.02%	73	0.03%
Residential real estate	2,174	0.79%	2,324	0.85%
Other consumer loans	260	0.10%	231	0.08%
Total	$3,732	1.36%	$4,096	1.49%
The reduction in the ratio of allowance to total loans outstanding at period end was a reflection of improving credit quality indicators within the qualitative component of our allowance calculation, combined with modest changes in our portfolio composition.
There were no loan charge-offs for the interim period ended March 31, 2026 or the year ended December 31, 2025. As a result, the ratio of loan charge-offs to average loans outstanding was 0.00% for all reported periods.
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
We are a member of the IntraFi® Cash Services network, which allows our deposit clients to enroll in the ICS® program. This program is designed to provide our clients with access to FDIC insurance beyond the standard maximum deposit insurance amount at a single insured depository institution. For accounts enrolled in this service, we select whether each account should be in a reciprocal position or a one-way sell position. A reciprocal position means that we receive an equal amount of network deposits for our enrolled accounts, and those deposits are reflected on our balance sheet. If we elect to receive reciprocal deposits, we are required to pay a fee to IntraFi® equal to our reciprocal deposits balances multiplied by an annualized rate of 0.125% as of March 31, 2026. Conversely, we do not receive reciprocal network funding when accounts are positioned as One-Way Sell®, and therefore the deposits are not reported on the balance sheet. For deposits placed at other participating banks as One-Way Sell® deposits, we receive deposit placement services income, which is inversely related to the interest rate on the deposit account, meaning that we receive less deposit placement services income for placing deposits with a higher interest rate.
During periods of increased political organization deposits, which typically occur in connection with election cycles, we may adjust the positioning of certain accounts enrolled in the ICS® program. These adjustments can include changing some accounts from a reciprocal position to a One-Way Sell® position, which affects whether and how these deposits are reflected on our balance sheet. These adjustments are part of our overall asset and liability management strategy, which aims to maintain appropriate balance sheet metrics in accordance with regulatory guidelines and our risk management policies. As of March 31, 2026, our balance sheet reflected $80.1 million of reciprocal ICS® deposits. Deposits totaling $595.0 million as of March 31, 2026 were placed at other participating banks as One-Way Sell® deposits. Our deposit placement services income was $1.7 million for the three months ended March 31, 2026. If we were to convert some or all of these deposits into reciprocal deposits, bringing them back onto our balance sheet, we would expect to receive interest income by investing these deposits, but our deposit placement services income would decline and our interest on deposits, FDIC and regulatory assessments and the fee we pay to IntraFi® would increase.
Our participation in the ICS® network is subject to certain terms and conditions, and there can be no assurances that we will be able to participate in the ICS® network in the future. As of March 31, 2026, the terms and conditions for participation in the ICS® network include a $285.0 million limit on the amount of each participating client’s ICS® deposits that may be placed at other banks within the ICS® network, a $3.5 billion and $6.5 billion limit on the maximum amount of savings account deposits and demand account deposits, respectively, that a bank may place at other banks as reciprocal deposits, and a $10.0 billion limit on the maximum amount of deposits that a bank may place at other banks as One-Way Sell® deposits. The terms and conditions also include limitations on a bank’s ability to receive reciprocal deposits, place One-Way Sell® deposits, or receive One-Way Buy® deposits if the bank is not “well capitalized” under the applicable federal banking regulations.
We are subject to various fees associated with the placement and management of deposits within the ICS® network, as outlined in the IntraFi® Participating Institution Agreement. When we elect to receive reciprocal deposits, which are network deposits that are matched with equivalent funds placed by other participating institutions, we incur an “IntraFi Placement Fee.” As of March 31, 2026, the annualized rate for this fee was 0.125%, which is applied to the reciprocal deposits balance to determine the amount of the fee incurred. This fee increases our overall operating expenses, impacting our net income.
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

The following table presents the types of deposits compared to total deposits for the periods indicated:

	As of March 31, 2026		As of December 31, 2025		Change
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits	$	%
Noninterest-bearing	$1,399,037	80.6%	$1,254,695	79.8%	$144,342	11.5%
Savings, interest-bearing and money market accounts	326,893	18.9%	309,352	19.6%	17,541	5.7%
Time, $250 and over	4,804	0.3%	4,787	0.3%	17	0.4%
Other time	4,289	0.2%	4,446	0.3%	(157)	(3.5%)
Total	$1,735,023	100.0%	$1,573,280	100.0%	$161,743	10.3%

The following table presents the average balances and average rates paid for the periods indicated:

	Three months ended March 31,
	2026		2025
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$1,357,226	0.00%	$1,100,966	0.00%
Savings, interest-bearing checking and money market accounts	257,181	0.86%	325,018	1.02%
Time, $250 and over	4,797	2.31%	6,233	2.76%
Other time	4,480	2.11%	5,205	2.61%
Total average deposits	$1,623,684	0.15%	$1,437,422	0.25%
FDIC deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. We estimate total uninsured deposits were $1.3 billion and $1.2 billion as of March 31, 2026 and December 31, 2025, respectively, representing approximately 75.8% and 75.0% of our deposit portfolio as of March 31, 2026 and December 31, 2025, respectively.
The maturity profiles of our uninsured time deposits, those deposits that exceed the FDIC insurance limit, as of March 31, 2026 are as follows:

(dollars in thousands)	Three Months or Less	More than Three Months to Twelve Months	More than Twelve Months to Three Years	More than Three years	Total
Time deposits, uninsured	$1,423	$3,381	$—	$—	$4,804
Borrowings
The Bank has several supplementary funding sources, including a secured line of credit with the FHLB and various available secured and unsecured lines of credit with correspondent banks.
Federal Home Loan Bank Advance. The Bank has a secured line of credit with the FHLB, which is renewed annually in December, and which requires the Bank to pledge collateral to establish credit availability. The Bank has historically pledged single-family residential real estate loans within the Bank’s loan portfolio to establish credit availability. As of March 31, 2026 and December 31, 2025, the secured line of credit had no collateral pledged and therefore no available or outstanding balance.
Federal Reserve Bank Discount Window. The Bank also maintains eligibility for a secured line of credit with the FRB. To establish credit availability, the Bank will typically pledge securities. At March 31, 2026 and December 31, 2025, the Bank had not pledged any collateral to the FRB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
Short-Term Borrowings. On February 20, 2026, the Company entered into a $15.0 million unsecured revolving credit facility with a correspondent bank. The facility matures on February 20, 2027 and may be extended for up to two additional one-year periods at the Company’s option, subject to compliance with the agreement’s terms. Borrowings under the facility bear interest at a variable rate based on 1.30% plus the greater of 1-Month Term SOFR or 1.00%. The agreement includes customary financial and negative covenants applicable to the Company and its bank subsidiary, none of which were in violation as of March 31, 2026. As of March 31, 2026, no amounts were outstanding under the facility.
Federal Funds Lines of Credit. The Bank also maintains access to unsecured federal funds purchase lines of credit with:
•Pacific Coast Bankers’ Bank: $50.0 million, maturing June 30, 2026
•First National Bankers’ Bank: $10.0 million, maturing June 30, 2027, and
•Community Bankers’ Bank: $8.0 million, maturing March 2, 2027.
These federal funds lines renew annually, and balances may remain outstanding for periods ranging from 10 to 90 consecutive days. The use of these credit facilities is contingent upon compliance with specified financial conditions and covenants.
As of March 31, 2026 and December 31, 2025, the Bank had no outstanding balances under these federal funds purchase lines.
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
The contractual amounts of financial instruments with off-balance sheet commitments are as follows:

	As of March 31,	As of December 31,
(dollars in thousands)	2026	2025
Commitments to grant loans	$3,729	$1,000
Credit card lines	1,508	1,397
Unfunded commitments under lines of credit	20,131	21,390
Standby letters of credit	3,062	3,094
Commitments to grant loans increased by $2.7 million, or 272.9% from December 31, 2025 to March 31, 2026, due to both commercial and residential real estate loans which were in the process of origination at March 31, 2026. Credit card lines increased by $111 thousand, or 7.9% during the period, due to growth in the business credit card program. Unfunded commitments under lines of credit decreased $1.3 million, or 5.9% from December 31, 2025 to March 31, 2026. Standby letters of credit were relatively stable, decreasing $32 thousand, or 1.0%.
For information regarding the arrangement related to the ICS® network and related One-Way Sell® deposits, see “— Deposits” above.
Liquidity and Capital Management
Liquidity Management
Liquidity refers to our capacity to meet cash and collateral obligations in a timely manner. Maintaining appropriate levels of liquidity depends on our ability to address both expected and unexpected cash flows and collateral needs while aiming to avoid adverse effects on our daily operations or the financial condition of the Bank. Effective liquidity management is considered essential to our business model, as deposits, which can generally be withdrawn on demand, form a primary source of our funding. See “— Financial Condition — Deposits” for more information regarding fluctuations in our deposit base. We employ various strategies intended to manage liquidity. Our account at the Federal Reserve, which held approximately $603.6 million as of March 31, 2026, serves as a primary source of liquidity for daily and ongoing activities. We also maintain additional supplemental sources of liquidity, as discussed below. For regulatory reporting purposes, the liquidity ratio is typically calculated as the sum of our cash and cash equivalents plus unpledged securities classified as investment grade divided by total liabilities. Based on this calculation method, as of March 31, 2026 and December 31, 2025, our reported liquidity ratios were 92.73% and 91.86%, respectively. As of March 31, 2026, we had $595.0 million in One-Way Sell® deposit accounts through the ICS® platform that could be converted to a reciprocal position in order to provide additional near-term liquidity. It is important to note that these ratios and amounts are point-in-time measurements and may not be indicative of future liquidity positions.
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
Management estimates that approximately 75.8% of deposits were uninsured as of March 31, 2026. To obtain FDIC insurance for deposits exceeding the $250 thousand threshold, some clients enroll in the ICS®, which is described in greater detail under “— Financial Condition — Deposits” above. As of March 31, 2026, deposit balances totaling $675.0 million were enrolled in the ICS® program. $595.0 million of these deposits were positioned as One-Way Sell® deposits and are therefore not reflected on the balance sheet. The Bank has the flexibility to convert these One-Way Sell® deposits into reciprocal deposits, which would then appear on the balance sheet. To fund the outflow of deposits during phases of the federal election cycle when campaigns and committees are actively spending, management will rely on the Bank’s cash balances at the Federal Reserve and conversion of One-Way Sell® accounts to reciprocal as its primary sources of liquidity. Similar to other deposits, depositors may withdraw their One-Way Sell® deposits at any time, which could impact the volume of One-Way Sell® deposits available for conversion to reciprocal.
In addition to the primary sources of liquidity discussed above, we maintain secured lines of credit with the FHLB and the Federal Reserve Discount Window, for which we can borrow up to the allowable amount of pledged collateral. The Bank can advance FHLB funds of up to 25% of assets as reported in its latest Call Report, which the Bank files with the FFIEC on a quarterly basis, using pledged collateral such as qualifying mortgages and investment securities. Based on the March 31, 2026 Call Report, 25% of total assets equates to credit availability of $479.6 million. As of March 31, 2026, we had no collateral pledged or outstanding balance with the FHLB or Federal Reserve.
The Bank has access to additional unsecured funding through its account with ICS®. The Bank can request funding of up to 10% of total assets, which equates to $191.9 million as of the Bank’s March 31, 2026 Call Report, in a One-Way Buy® of daily maturing or term deposit products. Requesting One-Way Buy® deposits requires us to submit a bid including the rate we are willing to pay for the deposits, and such request may be fulfilled in whole, in part, or not at all. If demand for One-Way Buy® deposits is high, then the rate required to successfully bid for One-Way Buy® deposits would be expected to increase, and so One-Way Buy® deposits may be a less reliable source of liquidity. As of March 31, 2026, there was no outstanding balance for One-Way Buy® deposits.
The Bank maintains unsecured lines of credit with three correspondent banks that provide combined availability of $68.0 million. There were no outstanding balances as of March 31, 2026 or December 31, 2025.
As an intermediate source of liquidity, we may sell AFS securities or allow AFS and HTM securities to mature without reinvestment in the securities portfolio. As of March 31, 2026, our AFS securities portfolio had a fair value of $758.3 million, and our total AFS and HTM debt securities portfolio had an amortized cost of $1.0 billion, including $536.9 million of bonds maturing within a year and $425.1 million of bonds maturing between one and five years. Our bond portfolio is structured to provide liquidity when management anticipates it will be needed, and a portion of our AFS bonds are invested in liquid investments like U.S. Treasury securities. In the event liquidity is needed from the bond portfolio, management will take into consideration a number of factors when determining which investments to sell. Variables include the marketability of the bonds, current prices and estimated losses, and other factors.
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
Stockholders’ equity as of March 31, 2026 was $174.9 million, an increase of $5.7 million compared to $169.2 million as of December 31, 2025. Net income for the three months ended March 31, 2026 contributed $7.1 million to the increase in stockholders’ equity, but was partially offset by a $1.4 million increase in accumulated other comprehensive loss during the three months ended March 31, 2026, which is primarily related to changes in the market value of the AFS securities portfolio.
In February 2026, we entered into a $15.0 million unsecured revolving credit facility at the holding company level, which the Company could use to provide capital to the Bank. The facility matures in February 2027, subject to extension at our option if we remain in compliance with its terms. As of March 31, 2026, no amounts were outstanding under the facility.
Book value per share as of March 31, 2026 and December 31, 2025 was $26.65 and $25.79, respectively. The increase between periods is primarily the result of earnings retained.
Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of March 31, 2026 and December 31, 2025, respectively, 66.7% and 63.8% of the Bank’s total assets were invested in such zero-risk assets. The Tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as Tier 1 capital divided by total average assets for the quarter.

The Bank’s capital level is characterized as “well capitalized” under the Basel III Capital Rules. A summary of the Bank’s regulatory capital ratios, and minimum requirement to be considered “well capitalized” are presented below:

					Well- capitalized requirement
	March 31, 2026		December 31, 2025
($ in thousands)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital ratio	$177,887	47.14%	$165,665	44.63%	10.00%
Tier 1 risk-based capital ratio	174,042	46.12%	161,442	43.49%	8.00%
Common equity tier one risk-based capital ratio	174,042	46.12%	161,442	43.49%	6.50%
Tier 1 leverage ratio	174,042	9.62%	161,442	9.61%	5.00%
During periods of growth in deposits due to seasonality, our assets could reach a level that would require the Bank to control the level of these deposits or require the Company to obtain additional capital to maintain a Tier 1 leverage ratio that exceeds our internal regulatory capital policies or targets and satisfies regulatory requirements. We use the ICS® network to help manage our Tier 1 leverage ratio by moving certain deposit accounts off our balance sheet by placing the deposits at other banks as One-Way Sell® deposits. As of March 31, 2026, our deposits enrolled in the ICS® program in a One-Way Sell® position totaled $595.0 million.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity and Market Risk
Our business activities include attracting deposits and using those deposits to invest in cash, securities, and loans. These activities involve interest rate risk, which arises from factors such as timing and volume differences in the repricing of our rate-sensitive assets and liabilities, changes in credit spreads, fluctuations in the general level of market interest rates, and shifts in the shape and level of market yield curves. Changes in interest rates affect our current and future earnings by impacting our net interest income and the level of other interest-sensitive income and operating expenses. Interest rate fluctuations also influence the underlying economic value of our assets, liabilities and off-balance sheet items. This is because the present value of future cash flows, and in some cases the cash flows themselves, may change when interest rates vary.
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
We had a total one-year cumulative gap in rate-sensitive assets and rate-sensitive liabilities of $1.1 billion and $937.9 million as of March 31, 2026 and December 31, 2025, respectively, indicating that, overall, our assets will reprice before our liabilities. Generally, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, decreasing interest rates could reduce net interest income and increasing interest rates could increase net interest income.
Our ALCO is composed of our CEO, a second management Director, and at least two independent directors. The ALCO meets at least quarterly to manage interest rate risk in accordance with policies approved by the Bank’s Board of Directors. Members of management from various departments also participate in the ALCO meetings. The board of directors receives monthly interest rate risk measurement results. The ALCO monitors the volume, maturities, pricing and mix of assets and funding sources with the objective of managing assets and funding sources to provide results that are consistent with liquidity, growth, risk limits and profitability goals.
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

Change in interest rates (ramped)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2026	(23.12%)	(17.55%)	(11.67%)	(5.78%)	5.84%	11.67%	17.53%	23.50%
December 31, 2025	(22.87%)	(17.40%)	(11.45%)	(5.70%)	5.75%	11.52%	17.21%	23.00%

Change in interest rates (immediate)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2026	(48.25%)	(39.27%)	(25.98%)	(12.84%)	12.82%	25.51%	38.13%	50.77%
December 31, 2025	(46.37%)	(38.21%)	(25.29%)	(12.41%)	12.31%	24.49%	36.74%	49.00%
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
The following table illustrates the results of our interest rate risk analysis in simulating the change in economic value of equity as of the indicated dates.

Change in interest rates	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
March 31, 2026	(12.66%)	(10.46%)	(6.36%)	(3.05%)	3.41%	6.11%	8.78%	11.33%
December 31, 2025	(11.85%)	(9.65%)	(5.65%)	(2.65%)	2.28%	4.57%	7.57%	9.73%
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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
We are not presently party to any legal or regulatory proceedings the resolution of which we believe would have a material adverse effect on our business, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.
Item 1A. Risk Factors
There have been no material changes in the risk factors that were disclosed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 20, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted as Inline XBRL (contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAIN BRIDGE BANCORP, INC.

Dated: May 12, 2026	By:	/s/ John J. Brough
	Name:	John J. Brough
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 12, 2026	By:	/s/ Joanna R. Williamson
	Name:	Joanna R. Williamson
	Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)