Form 10-Q
period 2026-06-30
CHAIN BRIDGE BANCORP INC
filed 2026-08-11
CIK 1392272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of August 10, 2026, the registrant had outstanding 3,393,357 shares of Class A Common Stock, par value $0.01 per share and 3,168,460 shares of the registrant's Class B Common Stock, par value $0.01 per share.

INDEX OF DEFINED TERMS AND ACRONYMS

ACL	Allowance for Credit Losses
AFS	Available for Sale
AI	Artificial Intelligence
ALCO	Asset Liability Investment Committee of the Board of Directors of Chain Bridge Bank, N.A.
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
AUM	Assets under management
AUC	Assets under custody
Bank	Chain Bridge Bank, N.A.
BHC	Bank Holding Company
BHC Act	U.S. Bank Holding Company Act of 1956, as amended
Board or Board of Directors	The Board of Directors of Chain Bridge Bancorp, Inc.
bps	Basis points, defined as one hundredth of one percentage point
Bylaws	Our amended and restated bylaws, which have been adopted by our Board
Call Report	The Federal Financial Institutions Examination Council (“FFIEC”) Consolidated Reports of Condition and Income, which the Bank files with the FFIEC on a quarterly basis
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
Chain Bridge, CBNA, the Company, we, us, our	Chain Bridge Bancorp, Inc., and its Subsidiaries
Charter	Our amended and restated certificate of incorporation, which became effective on October 3, 2024. The Charter authorizes the establishment of our Class A common stock and Class B common stock and effected the reclassification of each outstanding share of our common stock into 170 shares of Class B common stock
Class A common stock	Our Class A common stock, par value $0.01 per share
Class B common stock	Our Class B common stock, par value $0.01 per share
Common stock	Our Class A common stock and our Class B common stock
CRE	Commercial real estate
DGCL	Delaware General Corporation Law
EPS	Earnings per share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve System, the Board of Governors of the Federal Reserve System, or the Federal Reserve Bank of Richmond, Virginia
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
Fitzgerald Family	Collectively, the lineal descendants of Gerald Francis Fitzgerald, deceased, and Marjorie Gosselin Fitzgerald, their spouses or surviving spouses, children, and grandchildren, and the spouses of their children and grandchildren. These persons include, but are not limited to, Peter Gosselin Fitzgerald, Gerald Francis Fitzgerald, Jr., James Gosselin Fitzgerald, Thomas Gosselin Fitzgerald, Julie Fitzgerald Schauer, Thomas Gosselin Fitzgerald, Jr., Andrew James Fitzgerald, and Lauren Fitzgerald Peterson
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 20, 2026
FRB	Federal Reserve Bank of Richmond
GAAP	Generally Accepted Accounting Principles
HTM	Held to Maturity

ICS®	IntraFi Cash Service®
IPO	Initial public offering
N/A	Not Applicable
NM	Not Meaningful (Comparisons of positive and negative values or to zero values are considered not meaningful)
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
Political organizations	Campaign committees; party committees; separate segregated funds (including trade association political action committees (“PACs”) and corporate PACs); non-connected committees (including independent expenditure-only committees (“Super PACs”), committees maintaining separate accounts for direct contributions and independent expenditures (“Hybrid PACs”), and committees other than authorized campaign committees, or those affiliated with such committees that are maintained or controlled by a candidate or federal officeholder (collectively, “Leadership PACs”)); and other tax-exempt organizations under Section 527 of the Internal Revenue Code
Return on average risk-weighted assets	Return on average risk-weighted assets is calculated as net income divided by average risk-weighted assets. Average risk-weighted assets are calculated using the relevant quarter-end balances depending on the period presented.
RWA	Risk-weighted assets
SEC	United States Securities and Exchange Commission
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital, and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Transaction accounts	As defined in the instructions for the Call Report

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless we state otherwise or the context otherwise requires, “we,” “us,” “our,” “Chain Bridge,” “our Company,” and “the Company,” refer to Chain Bridge Bancorp, Inc., a Delaware corporation, and its consolidated subsidiary, Chain Bridge Bank, National Association. The “Bank” and “Chain Bridge Bank, N.A.” refer to Chain Bridge Bank, National Association, a nationally chartered bank.

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

Part I - Financial Information
Item 1. Financial Statements

Chain Bridge Bancorp, Inc. and Subsidiary Consolidated Balance Sheets (Dollars in thousands, except per share data) (unaudited)
	June 30, 2026	December 31, 2025[1]
Assets
Cash and due from banks	$7,385	$4,882
Interest-bearing deposits in other banks	814,381	581,748
Total cash and cash equivalents	821,766	586,630
Securities available for sale, at fair value	842,335	608,804
Securities held to maturity, at carrying value, net of allowance for credit losses of $91 and $128, respectively (fair value of $212,427 and $245,276, respectively)	224,223	256,510
Equity securities, at fair value	551	547
Restricted securities, at cost	3,759	3,383
Loans, net of allowance for credit losses of $3,714 and $4,096, respectively	270,571	270,663
Premises and equipment, net of accumulated depreciation of $8,055 and $7,755, respectively	16,391	13,229
Accrued interest receivable	8,628	7,108
Other assets	4,329	3,525
Total assets	$2,192,553	$1,750,399
Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$1,676,957	$1,254,695
Savings, interest-bearing checking and money market accounts	317,033	309,352
Time, $250 and over	3,388	4,787
Other time	4,091	4,446
Total deposits	2,001,469	1,573,280
Accrued interest payable	54	32
Accrued expenses and other liabilities	7,384	7,868
Total liabilities	2,008,907	1,581,180
Commitments and contingencies
Stockholders’ equity
Preferred Stock:
No par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock:
$0.01 par value, 20,000,000 shares authorized, 3,388,427 and 3,297,137 shares issued and outstanding, respectively	34	33
Class B Common Stock:
$0.01 par value, 10,000,000 shares authorized, 3,173,390 and 3,264,680 shares issued and outstanding, respectively	31	32
Additional paid-in capital	74,785	74,785
Retained earnings	114,462	97,878
Accumulated other comprehensive loss	(5,666)	(3,509)
Total stockholders’ equity	183,646	169,219
Total liabilities and stockholders’ equity	$2,192,553	$1,750,399
See Notes to Consolidated Financial Statements.
1 Derived from audited consolidated financial statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income
Interest and fees on loans	$3,103	$3,356	$6,103	$6,945
Interest and dividends on securities, taxable	8,305	5,274	15,795	9,881
Interest on securities, tax-exempt	279	279	563	561
Interest on interest-bearing deposits in banks	6,023	3,856	10,793	10,119
Total interest and dividend income	17,710	12,765	33,254	27,506
Interest expense
Interest on deposits	658	971	1,253	1,864
Total interest expense	658	971	1,253	1,864
Net interest income	17,052	11,794	32,001	25,642
Recapture of credit losses
Recapture of loan credit losses	(18)	(283)	(382)	(321)
Recapture of securities credit losses	(22)	(31)	(37)	(58)
Total recapture of credit losses	(40)	(314)	(419)	(379)
Net interest income after recapture of credit losses	17,092	12,108	32,420	26,021
Noninterest income
Deposit placement services	2,055	159	3,706	292
Trust and wealth management	501	305	935	575
Service charges on accounts	345	261	646	501
Gain on sale of mortgage loans	3	14	3	27
Other income	41	89	73	128
Total noninterest income	2,945	828	5,363	1,523
Noninterest expenses
Salaries and employee benefits	4,937	4,130	9,735	8,538
Data processing and communication expenses	847	733	1,652	1,399
Professional services	483	801	1,872	1,694
State franchise taxes	375	349	728	700
Occupancy and equipment expenses	328	258	654	509
FDIC and regulatory assessments	268	202	510	430
Insurance expenses	169	153	338	302
Directors’ fees	166	144	397	290
Other operating expenses	475	389	1,010	868
Total noninterest expenses	8,048	7,159	16,896	14,730
Net income before taxes	11,989	5,777	20,887	12,814
Income tax expense	2,477	1,193	4,303	2,623
Net income	$9,512	$4,584	$16,584	$10,191
Earnings per common share, basic and diluted[2]	$1.45	$0.70	$2.53	$1.55

See Notes to Consolidated Financial Statements.
2 The number of basic and diluted shares are the same because there are no potentially dilutive instruments

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$9,512	$4,584	$16,584	$10,191
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(1,126)	805	(3,143)	2,614
Income tax benefit (expense) related to above unrealized gain (loss) item	237	(169)	660	(549)
Amortization of unrealized holding losses on securities available for sale, transferred to held to maturity	188	282	413	564
Income tax expense related to the above amortization	(40)	(59)	(87)	(118)
Other comprehensive income (loss), net of tax	(741)	859	(2,157)	2,511
Comprehensive income	$8,771	$5,443	$14,427	$12,702
See Notes to Consolidated Financial Statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(unaudited)

	Common Stock
	Class A Shares Outstanding	Class B Shares Outstanding	Total Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	$30	$35	$65	$74,785	$77,641	$(8,245)	$144,246
Conversion of Class B to Class A Common Stock	1	(1)	—	—	—	—	—
Net income	—	—	—	—	5,607	—	5,607
Other comprehensive income	—	—	—	—	—	1,652	1,652
Balance at March 31, 2025	$31	$34	$65	$74,785	$83,248	$(6,593)	$151,505
Net income	—	—	—	—	4,584	—	4,584
Other comprehensive income	—	—	—	—	—	859	859
Balance at June 30, 2025	$31	$34	$65	$74,785	$87,832	$(5,734)	$156,948

Balance at December 31, 2025	$33	$32	$65	$74,785	$97,878	$(3,509)	$169,219
Net income	—	—	—	—	7,072	—	7,072
Other comprehensive loss	—	—	—	—	—	(1,416)	(1,416)
Balance at March 31, 2026[3]	$33	$32	$65	$74,785	$104,950	$(4,925)	$174,875
Conversion of Class B to Class A Common Stock	1	(1)	—	—	—	—	—
Net income	—	—	—	—	9,512	—	9,512
Other comprehensive loss	—	—	—	—	—	(741)	(741)
Balance at June 30, 2026	$34	$31	$65	$74,785	$114,462	$(5,666)	$183,646
See Notes to Consolidated Financial Statements.

3 During the three months ended March 31, 2026, 31,790 shares of Class B Common Stock were converted into an equal number of shares of Class A Common Stock. The aggregate par-value effect rounded to zero and is not separately reflected as a line item above.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$16,584	$10,191
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	300	238
Discount accretion on investment securities, net	(1,642)	(2,107)
Recapture of impairment loss on securities previously recognized in earnings	(2)	(1)
Fair value adjustment (gain) loss on equity security	6	(9)
Recapture of loan credit losses	(382)	(321)
Recapture of securities credit losses	(37)	(58)
Gain on sale of mortgage loans	(3)	(27)
Origination of loans held for sale	(190)	(1,726)
Proceeds from sale of loans	193	2,068
Deferred income tax expense	1	—
Changes in assets and liabilities:
Net increase in accrued interest receivable and other assets	(1,752)	(1,110)
Net decrease in accrued interest payable, accrued expenses and other liabilities	(462)	(679)
Net cash provided by operating activities	12,614	6,459
Cash flows from investing activities
Securities available for sale:
Purchases of securities	(356,531)	(354,124)
Proceeds from calls, maturities, and paydowns	122,030	248,586
Securities held to maturity:
Proceeds from calls, maturities and paydowns	32,206	11,165
Purchase of restricted securities, net	(376)	(497)
Reinvestment of dividends on equity security	(8)	(8)
Net decrease in loans	474	25,474
Purchases of premises and equipment	(3,462)	(2,509)
Net cash used in investing activities	(205,667)	(71,913)
Cash flows from financing activities
Net increase in noninterest-bearing, savings, interest-bearing checking and money market deposits	429,943	33,704
Net decrease in time deposits	(1,754)	(1,725)
Net cash provided by financing activities	428,189	31,979
Net increase (decrease) in cash and cash equivalents	235,136	(33,475)
Cash and cash equivalents, beginning of period	586,630	410,739
Cash and cash equivalents, end of period	$821,766	$377,264
Supplemental disclosures of cash flow information
Cash payments for interest	$1,231	$1,828
Cash payments for taxes	$3,728	$2,500
Supplemental disclosures of noncash investing activities
Fair value adjustment for available for sale securities	$(3,143)	$2,614
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
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the full year.
Principles of Consolidation
The consolidated financial statements include the accounts of Chain Bridge Bancorp, Inc. and its wholly-owned subsidiary, Chain Bridge Bank, National Association. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassification
Certain amounts reported in the prior year may be reclassified to conform to the current year’s presentation. There were no reclassifications for the prior periods reported to conform to the current year’s presentation.

Notes to Unaudited Consolidated Financial Statements

Segment Reporting
The Company operates as a single reportable segment. The Company’s Chairman of the Board of Directors, Chief Executive Officer, President, and Chief Financial Officer serve as the chief operating decision-makers, and evaluate financial performance and allocate resources on a consolidated basis. Although the Company offers a variety of financial products and services, including deposit accounts, loans, treasury management, and trust and wealth management services, management considers these activities to be components of a single business unit. Individual financial results of specific product lines or services are not separately reviewed by the chief operating decision-makers for the purpose of making operating decisions. The Board of Directors reviews consolidated financial results as part of its oversight responsibilities. Accordingly, the Company has determined that it operates in one reportable segment under applicable accounting guidance.
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
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires public companies to disclose, in the notes to the financial statements, specific information about certain costs and expenses at each interim and annual reporting period. This includes disclosing amounts related to employee compensation, depreciation, and intangible asset amortization. In addition, public companies will need to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The FASB subsequently issued ASU 2025-01, “Income Statement – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date,” which amends the effective date of ASU 2024-03 that all public business entities are required to adopt the guidance in ASU 2024-03 in annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.
Other accounting standards that have been issued by the FASB or other standard setting bodies are not currently expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2. Securities & Allowance for Securities Credit Losses
The Company invests in a variety of debt securities, principally obligations of the U.S. government and federal agencies, mortgage-backed securities, state and municipal agencies, and corporations. As of June 30, 2026 and December 31, 2025, all debt securities were classified as held to maturity (“HTM”) or available for sale (“AFS”).
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

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the amortized cost, gross unrealized gains and losses, fair value and allowance for credit losses of AFS and HTM debt securities at June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$655,018	$64	$(2,396)	$652,686	$—
Mortgage backed securities	3,896	2	(381)	3,517	—
Corporate bonds	79,762	30	(434)	79,358	—
State and municipal securities	108,898	32	(2,156)	106,774	—
Total securities available for sale	$847,574	$128	$(5,367)	$842,335	$—
Securities held to maturity:
U.S. government and federal agencies	$81,865	$—	$(5,204)	$76,661	$—
Mortgage backed securities	871	—	(23)	848	—
Corporate bonds	30,466	25	(227)	30,264	(64)
State and municipal securities	111,112	3	(6,461)	104,654	(27)
Total securities held to maturity	$224,314	$28	$(11,915)	$212,427	$(91)
Total securities	$1,071,888	$156	$(17,282)	$1,054,762	$(91)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$438,351	$805	$(833)	$438,323	$—
Mortgage-backed securities	5,670	1	(344)	5,327	—
Corporate bonds	62,796	283	(171)	62,908	—
State and municipal securities	104,082	191	(2,027)	102,246	—
Total securities available for sale	$610,899	$1,280	$(3,375)	$608,804	$—
Securities held to maturity:
U.S. government and federal agencies	$96,440	$2	$(4,887)	$91,555	$—
Mortgage-backed securities	1,150	—	(3)	1,147	—
Corporate bonds	43,891	65	(429)	43,527	(99)
State and municipal securities	115,157	11	(6,121)	109,047	(29)
Total securities held to maturity	$256,638	$78	$(11,440)	$245,276	$(128)
Total securities	$867,537	$1,358	$(14,815)	$854,080	$(128)
There were no holdings of municipal or corporate debt securities that equaled or exceeded 10.0% of stockholders’ equity at June 30, 2026 and December 31, 2025.
There were no securities pledged to secure any borrowing source at June 30, 2026 and December 31, 2025.
Proceeds from calls, maturities, and paydowns of debt securities available for sale totaled $122.0 million for the six months ended June 30, 2026 and $248.6 million for the six months ended June 30, 2025. Proceeds from calls, maturities, and paydowns of debt securities held to maturity totaled $32.2 million and $11.2 million for the six month periods ended June 30, 2026 and 2025, respectively.
During the six months ended June 30, 2026 and 2025, the Bank did not sell any AFS securities. One AFS security was disposed of through a tender offer by the security’s issuer during the six months ended June 30, 2025. The proceeds received approximated the security’s amortized cost, and the transaction did not result in a material gain or loss.

Notes to Unaudited Consolidated Financial Statements

Management classifies bonds as HTM only when the Company has the ability and intent to hold the bond to maturity, and certain sales or transfers of HTM could call into question management’s ability or intent to hold the remaining HTM bond portfolio to maturity, thereby “tainting” the entire portfolio and triggering a reclassification of the entire portfolio to available for sale. However, there are limited situations, including evidence of deterioration in the issuer’s creditworthiness, in which the Company could sell an HTM bond without tainting the remaining HTM portfolio. During the six months ended June 30, 2026 and 2025, the Company did not sell any HTM bonds.
The amortized cost and fair value of debt securities by contractual maturity at June 30, 2026 is as follows (dollars in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$568,375	$567,759	$48,587	$48,181
After one year through five years	268,950	265,089	149,152	140,421
After five years through ten years	5,657	5,274	25,704	22,976
Over ten years	4,592	4,213	871	849
Total	$847,574	$842,335	$224,314	$212,427
Expected maturities may differ from contractual maturities if issuers have the right to call or repay obligations with or without prepayment penalties.
The following table shows the gross unrealized losses and fair value of the Company’s AFS debt securities with unrealized losses aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(1,556)	$515,413	$(840)	$11,097	$(2,396)	$526,510
Mortgage-backed securities	—	—	(381)	3,475	(381)	3,475
Corporate bonds	(364)	57,392	(70)	7,539	(434)	64,931
State and municipal securities	(268)	42,817	(1,888)	45,422	(2,156)	88,239
Total securities available for sale	$(2,188)	$615,622	$(3,179)	$67,533	$(5,367)	$683,155

	December 31, 2025
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(6)	$10,108	$(827)	$14,599	$(833)	$24,707
Mortgage-backed securities	—	—	(344)	5,283	(344)	5,283
Corporate bonds	(25)	9,501	(146)	8,646	(171)	18,147
State and municipal securities	(18)	9,491	(2,009)	54,317	(2,027)	63,808
Total securities available for sale	$(49)	$29,100	$(3,326)	$82,845	$(3,375)	$111,945
In the AFS portfolio at June 30, 2026, 62 out of 78 debt securities of the U.S. government and federal agencies, 7 out of 12 mortgage-backed securities, 131 out of 160 corporate bonds, and 270 out of 324 state and municipal securities were in an unrealized loss position. All of the Company’s investment portfolio was evaluated under the monitoring process described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2025, contained within the

Notes to Unaudited Consolidated Financial Statements

Form 10-K, and all investments were deemed investment grade. All of the unrealized losses are attributed to changes in market interest rates, and are not a result of deterioration of creditworthiness among any of the issuers.
Of the total AFS and HTM portfolio at June 30, 2026 and December 31, 2025, 767 and 595 debt securities had unrealized losses with aggregate impairment of 1.6% and 1.7%, respectively, of the Company’s amortized cost basis. These unrealized losses related principally to interest rate movements and not the creditworthiness of the issuer. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Credit loss allowances for the AFS and HTM portfolios are described in the following sections.
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
The Company did not record an ACL on the AFS debt securities at June 30, 2026, December 31, 2025, and June 30, 2025. The Company has evaluated these debt securities for credit-related impairment at the reporting date and concluded that no impairment existed. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports, and correlations between fair value changes and interest rate changes among instruments that are not credit sensitive. All AFS debt securities were current with no debt securities past due or on non-accrual as of June 30, 2026 and December 31, 2025. The Company considers the unrealized losses on the debt securities as of June 30, 2026 and December 31, 2025 to be related to fluctuations in market conditions, primarily interest rates, and is not reflective of deterioration in credit.
At June 30, 2026 and June 30, 2025, there were no provisions, write offs, or recoveries on AFS debt securities recorded during the three and six months ended June 30, 2026 and 2025.
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
The following table presents the amortized cost of HTM debt securities as of June 30, 2026 and December 31, 2025 by security type and credit rating (dollars in thousands):

	June 30, 2026
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$81,865	$871	$9,507	$111,112	$203,355
BBB / BB / B	—	—	20,959	—	20,959
Total	$81,865	$871	$30,466	$111,112	$224,314

Notes to Unaudited Consolidated Financial Statements

	December 31, 2025
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$96,440	$1,150	$14,025	$115,157	$226,772
BBB / BB / B	—	—	29,866	—	29,866
Total	$96,440	$1,150	$43,891	$115,157	$256,638
The following tables summarize the change in the allowance for credit losses on HTM debt securities for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	June 30, 2026
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds		State and Municipal Securities		Total HTM Securities
Allowance for credit losses:
Beginning balance, March 31, 2026	$—	$—	$85		$28		$113
Recapture of credit losses	—	—	(21)		(1)		(22)
Write offs charged against the allowance	—	—	—		—		—
Recoveries of amounts previously written off	—	—	—		—		—
Ending balance, June 30, 2026	$—	$—	$64	$—	$27	$—	$91

	June 30, 2025
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, March 31, 2025	$—	$—	$145	$30	$175
Recapture of credit losses	—	—	(31)	—	(31)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, June 30, 2025	$—	$—	$114	$30	$144

	June 30, 2026
For the six months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, December 31, 2025	$—	$—	$99	$29	$128
Recapture of credit losses	—	—	(35)	(2)	(37)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, June 30, 2026	$—	$—	$64	$27	$91

Notes to Unaudited Consolidated Financial Statements

	June 30, 2025
For the six months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, December 31, 2024	$—	$—	$171	$31	$202
Recapture of credit losses	—	—	(57)	(1)	(58)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, June 30, 2025	$—	$—	$114	$30	$144

At June 30, 2026 and December 31, 2025, the Company had no HTM debt securities that were 30 days or more past due as to principal and interest payments. The Company had no debt securities held to maturity classified as non-accrual as of June 30, 2026 and December 31, 2025.
Equity Securities
The Company reported a fair value loss of $2 thousand in its equity security holding during the three month period ended June 30, 2026 and fair value gain of $2 thousand for the three month period ended June 30, 2025. The Company reported a fair value loss of $6 thousand for the six month period ended June 30, 2026 and a fair value gain of $9 thousand for the six month period ended June 30, 2025. The gains and losses were reflected in the “other income” component of noninterest income on the consolidated statements of income.
Note 3. Loans and Allowance for Loan Credit Losses
A summary of the composition of the loan portfolio at June 30, 2026 and December 31, 2025 is presented below (dollars in thousands):

	June 30, 2026	December 31, 2025
Commercial real estate	$46,321	$48,278
Commercial	4,642	4,521
Residential real estate closed-end	200,804	201,060
Other consumer loans	22,518	20,900
	274,285	274,759
Less allowance for credit losses	(3,714)	(4,096)
Loans, net	$270,571	$270,663
Overdrafts totaling $22 thousand and $58 thousand at June 30, 2026 and December 31, 2025, respectively, were reclassified from deposits to loans.
The totals above include deferred costs (net of deferred fees) of $564 thousand at June 30, 2026 and $518 thousand at December 31, 2025.

Notes to Unaudited Consolidated Financial Statements

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	June 30, 2026
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the three months ended
Allowance for credit losses:
Beginning balance, March 31, 2026	$1,238	$60	$2,174	$260	$3,732
Provision for (recapture of) credit losses	(289)	15	232	24	(18)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, June 30, 2026	$949	$75	$2,406	$284	$3,714

	June 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the three months ended
Allowance for credit losses:
Beginning balance, March 31, 2025	$1,304	$259	$2,675	$238	$4,476
Provision for (recapture of) credit losses	3	(171)	(115)	—	(283)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, June 30, 2025	$1,307	$88	$2,560	$238	$4,193

	June 30, 2026
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the six months ended
Allowance for credit losses:
Beginning balance, December 31, 2025	$1,468	$73	$2,324	$231	$4,096
Provision for (recapture of) credit losses	(519)	2	82	53	(382)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, June 30, 2026	$949	$75	$2,406	$284	$3,714

	June 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the six months ended
Allowance for credit losses:
Beginning balance, December 31, 2024	$1,140	$483	$2,644	$247	$4,514
Provision for (recapture of) credit losses	167	(395)	(84)	(9)	(321)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, June 30, 2025	$1,307	$88	$2,560	$238	$4,193
There were no nonaccrual loans, loans 90 days past due and still accruing, or past due for 30 or more days as of June 30, 2026 and December 31, 2025.

Notes to Unaudited Consolidated Financial Statements

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company’s loan risk grading system and ongoing monitoring process is discussed in the Notes to the Consolidated Financial Statements in our Form 10-K. The following table presents the outstanding balance of the loan portfolio, by year of origination, loan classification, and credit quality, as of June 30, 2026 and December 31, 2025 (dollars in thousands):

Notes to Unaudited Consolidated Financial Statements

June 30, 2026	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2026	2025	2024	2023	2022	Prior
Commercial real estate
Pass	$691	$4,492	$1,319	$2,456	$3,354	$30,234	$—	$—	$42,546
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,615	2,160	—	—	3,775
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$691	$4,492	$1,319	$2,456	$4,969	$32,394	$—	$—	$46,321
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$416	$452	$23	$—	$500	$824	$2,427	$—	$4,642
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$416	$452	$23	$—	$500	$824	$2,427	$—	$4,642
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate closed-end
Pass	$11,405	$12,324	$10,372	$10,774	$44,065	$110,901	$—	$61	$199,902
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	902	—	—	902
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$11,405	$12,324	$10,372	$10,774	$44,065	$111,803	$—	$61	$200,804
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer loans
Pass	$48	$30	$8	$—	$—	$1	$22,431	$—	$22,518
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$48	$30	$8	$—	$—	$1	$22,431	$—	$22,518
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$12,560	$17,298	$11,722	$13,230	$47,919	$141,960	$24,858	$61	$269,608
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,615	3,062	—	—	4,677
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Portfolio Loans	$12,560	$17,298	$11,722	$13,230	$49,534	$145,022	$24,858	$61	$274,285
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Notes to Unaudited Consolidated Financial Statements

December 31, 2025	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2025	2024	2023	2022	2021	Prior
Commercial real estate
Pass	$4,492	$2,808	$2,480	$3,074	$6,311	$23,778	$—	$—	$42,943
Special Mention	—	—	—	—	1,469	—	—	—	1,469
Substandard	—	—	—	1,635	494	1,737	—	—	3,866
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$4,492	$2,808	$2,480	$4,709	$8,274	$25,515	$—	$—	$48,278
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$211	$322	$—	$500	$4	$933	$2,551	$—	$4,521
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$211	$322	$—	$500	$4	$933	$2,551	$—	$4,521
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate closed-end
Pass	$12,901	$13,961	$12,398	$45,177	$40,709	$75,587	$—	$—	$200,733
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	327	—	—	327
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$12,901	$13,961	$12,398	$45,177	$40,709	$75,914	$—	$—	$201,060
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer loans
Pass	$42	$11	$—	$—	$8	$—	$20,839	$—	$20,900
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$42	$11	$—	$—	$8	$—	$20,839	$—	$20,900
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$17,646	$17,102	$14,878	$48,751	$47,032	$100,298	$23,390	$—	$269,097
Special Mention	—	—	—	—	1,469	—	—	—	1,469
Substandard	—	—	—	1,635	494	2,064	—	—	4,193
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Portfolio Loans	$17,646	$17,102	$14,878	$50,386	$48,995	$102,362	$23,390	$—	$274,759
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Collateral Dependent Loans
FASB ASC Topic 326 describes a collateral-dependent asset as a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on management’s assessment, is experiencing financial difficulty as of the reporting date. Whether the underlying collateral is expected to be a substantial source of repayment for an asset depends on the availability, reliability, and capacity of sources other than the collateral to repay the debt. Collateral-dependent loans are individually evaluated for expected credit losses as of the reporting date, and they are removed from their respective pools of collectively evaluated assets. Expected credit losses for

Notes to Unaudited Consolidated Financial Statements

these types of assets are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs. There were no collateral-dependent loans that were individually evaluated for purposes of determining the allowance for credit losses under FASB ASC Topic 326 as of June 30, 2026 and December 31, 2025.
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no loan modifications provided to borrowers exhibiting financial distress during the six months ended June 30, 2026 and 2025, and there were no such prior modifications in existence during the periods reported. During the reported periods, there were no payment defaults from any such loans during the twelve months following the modification because no such modifications were in existence during the periods.
Related Party Loan Transactions
Officers, directors and their affiliates had loans outstanding with the Company of $8.3 million and $8.4 million as of June 30, 2026 and December 31, 2025, respectively. The decrease in loans outstanding relates to principal payments. These transactions occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons.
Note 4. Deposits
The Bank held no deposits classified as brokered as of June 30, 2026 and December 31, 2025. To achieve full insurance from the FDIC, some of the Bank’s depositors have enrolled in the ICS® program offered by the Bank through the IntraFi® network. When accounts are enrolled in this service, the Bank must elect, for each account, whether it will receive a reciprocal deposit balance or sell the deposit balance. Reciprocal deposits through ICS® held on the consolidated balance sheets were $41.1 million and $106.7 million as of June 30, 2026 and December 31, 2025, respectively. Total ICS® One-Way Sell® deposits of $668.0 million and $359.9 million as of June 30, 2026, and December 31, 2025, respectively, were sold to the network and excluded from the Company’s consolidated balance sheets. The Company receives fee income for deposits that are sold, which is reported under deposit placement services income on the consolidated statements of income.
As of June 30, 2026, there were three clients with an individual deposit balance exceeding 5.0% of total deposits. The total deposit balance related to these clients was $401.2 million or 20.0% of total deposits. As of December 31, 2025, there were no clients whose individual deposit balances exceeded 5.0% of total deposits.
Note 5. Borrowings
Available Lines of Credit
The Bank maintains eligibility for a secured line of credit with the FHLB. To establish credit availability, the Bank will typically pledge eligible 1-4 family residential real estate loans from its loan portfolio as collateral. At June 30, 2026 and December 31, 2025, the Bank had not pledged any collateral to the FHLB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
The Bank also maintains eligibility for a secured line of credit with the FRB, and will typically pledge investment securities to establish credit availability. At June 30, 2026 and December 31, 2025, the Bank had not pledged any collateral to the FRB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
On February 20, 2026, the Company entered into a $15.0 million unsecured revolving credit facility with a correspondent bank. The facility matures on February 20, 2027 and may be extended for up to two additional one-year periods at the Company’s option, subject to compliance with the agreement’s terms. Borrowings under the facility bear interest at a variable rate based on 1.30% plus the greater of 1-Month Term SOFR or 1.00%. The agreement includes customary financial and negative covenants applicable to the Company and its bank subsidiary, none of which were in violation as of June 30, 2026. As of June 30, 2026, no amounts were outstanding under the facility.
Short-Term Borrowing Facilities
As of June 30, 2026 and December 31, 2025, the Company had no outstanding short-term borrowings. The Bank maintains access to unsecured federal funds purchase lines of credit with:
•Pacific Coast Bankers’ Bank: $50.0 million, maturing September 30, 2027
•First National Bankers’ Bank: $10.0 million, maturing June 30, 2027, and

Notes to Unaudited Consolidated Financial Statements

•Community Bankers’ Bank: $8.0 million, maturing March 2, 2027.
These federal funds lines renew annually, and balances may remain outstanding for periods ranging from 10 to 90 consecutive days. The use of these credit facilities is contingent upon compliance with specified financial conditions and covenants.
As of June 30, 2026 and December 31, 2025, the Bank had no outstanding balances under these federal funds purchase lines.
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
The following table presents the balances of financial assets measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Measurements Using
Financial Assets	Balances	Level 1	Level 2	Level 3
As of June 30, 2026:
Available for sale securities:
U.S. government and federal agencies	$652,686	$652,196	$490	$—
Mortgage-backed securities	3,517	—	3,517	—
Corporate bonds	79,358	487	78,871	—
State and municipal securities	106,774	—	106,774	—
Total available for sale securities	$842,335	$652,683	$189,652	$—
Equity securities	551	551	—	—
Total	$842,886	$653,234	$189,652	$—
As of December 31, 2025:
Available for sale securities:
U.S. government and federal agencies	$438,323	$437,339	$984	$—
Mortgage-backed securities	5,327	—	5,327	—
Corporate bonds	62,908	489	62,419	—
State and municipal securities	102,246	—	102,246	—
Total available for sale securities	$608,804	$437,828	$170,976	$—
Equity securities	547	547	—	—
Total	$609,351	$438,375	$170,976	$—
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
The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property using an income approach or is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair

Notes to Unaudited Consolidated Financial Statements

value adjustments are recorded in the period incurred as a provision for loan credit losses on the consolidated statements of income. There were no collateral dependent loans, and therefore no recorded reserve as of June 30, 2026 and December 31, 2025.
Other Real Estate Owned
OREO is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held no OREO at June 30, 2026 and December 31, 2025.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at June 30, 2026 or December 31, 2025.
There were no assets measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025.
Fair Value of Financial Instruments
The following tables present the carrying value and estimated fair value including the level within the fair value hierarchy of the Company’s financial instruments as of June 30, 2026 and December 31, 2025 (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of June 30, 2026:
Financial assets:
Cash and cash equivalents	$821,766	$821,766	$—	$—	$821,766
Securities available for sale	842,335	652,683	189,652	—	842,335
Securities held to maturity, net	224,223	73,742	138,685	—	212,427
Equity securities	551	551	—	—	551
Restricted securities	3,759	—	3,759	—	3,759
Loans, net	270,571	—	—	265,952	265,952
Accrued interest receivable	8,628	—	8,628	—	8,628
Financial liabilities:
Time deposits	7,479	—	—	7,436	7,436
Accrued interest payable	54	—	54	—	54

Notes to Unaudited Consolidated Financial Statements

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of December 31, 2025:
Financial assets:
Cash and cash equivalents	$586,630	$586,630	$—	$—	$586,630
Securities available for sale	608,804	437,828	170,976	—	608,804
Securities held to maturity, net	256,510	85,681	159,595	—	245,276
Equity securities	547	547	—	—	547
Restricted securities	3,383	—	3,383	—	3,383
Loans, net	270,663	—	—	265,971	265,971
Accrued interest receivable	7,108	—	7,108	—	7,108
Financial liabilities:
Time deposits	9,233	—	—	9,204	9,204
Accrued interest payable	32	—	32	—	32

Note 7. Accumulated Other Comprehensive Loss
The following table presents the changes in each component in accumulated other comprehensive loss, net of tax for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	Unrealized Loss on Available for Sale Securities	Unrealized Loss on Securities Transferred from Available for Sale to Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(5,525)	$(2,720)	$(8,245)
Unrealized holding gains, net of tax of $549	2,065	—	2,065
Amortization of unrealized holding losses, net of tax of $118	—	446	446
Balance at June 30, 2025	$(3,460)	$(2,274)	$(5,734)
Balance at December 31, 2025	$(1,656)	$(1,853)	$(3,509)
Unrealized holding losses, net of tax of $660	(2,483)	—	(2,483)
Amortization of unrealized holding losses, net of tax of $87	—	326	326
Balance at June 30, 2026	$(4,139)	$(1,527)	$(5,666)

There were no amounts reclassified out of accumulated other comprehensive loss for the three and six months ending June 30, 2026 and 2025.
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
When declared by the Company’s Board of Directors, holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends equally and ratably on a per-share basis. The Company did not pay dividends to any stockholder during the six month periods ended June 30, 2026 and 2025.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$9,512	$4,584	$16,584	$10,191
Dividends declared on common stock
Class A Common Stock	—	—	—	—
Class B Common Stock	—	—	—	—
Undistributed net income for basic and diluted earnings per share	$9,512	$4,584	$16,584	$10,191

Weighted average shares outstanding
Class A Common Stock	3,372,321	3,125,918	3,343,145	3,107,466
Class B Common Stock	3,189,496	3,435,899	3,218,672	3,454,351
Weighted average shares outstanding, basic and dilutive	6,561,817	6,561,817	6,561,817	6,561,817

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Earnings per common share, basic and diluted
Class A Common Stock
Per share dividends distributed	$—	$—	$—	$—
Undistributed earnings per share	1.45	0.70	2.53	1.55
Total basic and diluted earnings per share - Class A Common Stock	$1.45	$0.70	$2.53	$1.55

Class B Common Stock
Per share dividends distributed	$—	$—	$—	$—
Undistributed earnings per share	1.45	0.70	2.53	1.55
Total basic and diluted earnings per share - Class B Common Stock	$1.45	$0.70	$2.53	$1.55

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
The following discussion relates to our historical results, on a consolidated basis. Because we conduct all our material business operations through our wholly-owned subsidiary, Chain Bridge Bank, N.A., the discussion and analysis primarily focus on activities conducted at the subsidiary level.
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
Six Months Ended June 30, 2026 Highlights
Highlights of our results of operations and financial condition as of and for the six months ended June 30, 2026 are provided below.
Financial Performance
•Consolidated net income was $16.6 million for the six months ended June 30, 2026, compared to $10.2 million for the six months ended June 30, 2025. Earnings per share for the six months ended June 30, 2026 was $2.53, compared to $1.55 for the six months ended June 30, 2025.
•Net interest income, before recapture of credit losses, was $32.0 million for the six months ended June 30, 2026, compared to $25.6 million for the six months ended June 30, 2025. Net interest income, after recapture of credit losses, was $32.4 million for the six months ended June 30, 2026, compared to $26.0 million for the six months ended June 30, 2025.
•Return on average equity was 18.94% for the six months ended June 30, 2026, compared to 13.61% for the six months ended June 30, 2025.
•Return on average assets for the six months ended June 30, 2026 was 1.75%, compared to 1.37% for the six months ended June 30, 2025.
•Return on average RWA was 8.87% for the six months ended June 30, 2026, compared to 5.28% for the six months ended June 30, 2025.4
4 Return on average RWA is calculated as net income divided by average RWA. Average RWA are calculated using the last three quarter ends.

Balance Sheet
•Total assets were $2.2 billion as of June 30, 2026, compared to $1.8 billion as of December 31, 2025.
•Total deposits were $2.0 billion as of June 30, 2026, compared to $1.6 billion as of December 31, 2025. Excluded from these totals are One-Way Sell® deposits, which are sold to the ICS® network. These One-Way Sell® deposits amounted to $668.0 million as of June 30, 2026, compared to $359.9 million as of December 31, 2025.
•No non-performing assets or OREO were reported as of June 30, 2026 or December 31, 2025.
•Cash balances held at the Federal Reserve were $812.7 million as of June 30, 2026, compared to $580.9 million as of December 31, 2025.
•As of June 30, 2026, the total debt securities portfolio balance was $1.1 billion, compared to $865.3 million as of December 31, 2025.
•Book value per share was $27.99 as of June 30, 2026, compared to $25.79 as of December 31, 2025.
•As of June 30, 2026, the Company had a total risk-based capital ratio of 50.45% and a tier 1 risk-based capital ratio of 49.46%. The Bank exceeded the minimum requirements to be well-capitalized for bank regulatory purposes, with a total risk-based capital ratio of 49.09% and a tier 1 risk-based capital ratio of 48.10%.
•As of June 30, 2026, our liquidity ratio was 94.03%, compared to 91.86% as of December 31, 2025.
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
During the first quarter of 2025, the Company experienced a material increase in deposits from certain political organization clients, primarily attributable to a post-election surge in deposits following the November 2024 federal elections. Subsequent outflows during the second quarter of 2025 related to this post-election surge. At June 30, 2025, two political organization accounts each held more than 5% of total consolidated deposits. In aggregate, those two accounts totaled $136.2 million and represented 10.6% of consolidated total deposits.
Driven by political organization deposit balances as well as growth in 501(c)(4) social welfare organizations, total consolidated deposits grew to $1.6 billion at December 31, 2025 and $2.0 billion at June 30, 2026. As of June 30, 2026, there were three clients with an individual deposit balance exceeding 5.0% of total deposits. The total deposit balance related to these clients was $401.2 million or 20.0% of total deposits. As of December 31, 2025, no accounts individually exceeded 5% of total consolidated deposits.
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
Uninsured Deposits: Most of our deposits come from commercial clients rather than retail clients, resulting in a relatively high level of account balances exceeding the FDIC coverage limits. As of June 30, 2026, we estimate that approximately 80.8% of our total deposits were not insured by the FDIC. To manage the associated risks, we aim to maintain high levels of liquidity, asset quality, and financial strength.
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
Liquidity. Maintaining an adequate level of liquidity depends on our ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting our daily operations or the financial condition of the Bank. Because transaction account deposits form a primary source of our funding, and generally can be withdrawn on demand, managing our liquidity is a top priority. Our account at the Federal Reserve, which held $812.7 million as of June 30, 2026, is a primary source of our liquidity for daily and ongoing activities. Additionally, our bond portfolio is structured to provide liquidity when management anticipates it will be needed, with maturities aligned to expected cash flow requirements.
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
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest and dividend income	$17,710	$12,765	$4,945	38.7%	$33,254	$27,506	$5,748	20.9%
Interest expense	658	971	(313)	(32.2%)	1,253	1,864	(611)	(32.8%)
Net interest income	17,052	11,794	5,258	44.6%	32,001	25,642	6,359	24.8%
Recapture of credit losses	(40)	(314)	274	(87.3%)	(419)	(379)	(40)	10.6%
Net interest income after recapture of credit losses	17,092	12,108	4,984	41.2%	32,420	26,021	6,399	24.6%
Noninterest income	2,945	828	2,117	255.7%	5,363	1,523	3,840	252.1%
Noninterest expense	8,048	7,159	889	12.4%	16,896	14,730	2,166	14.7%
Net income before taxes	11,989	5,777	6,212	107.5%	20,887	12,814	8,073	63.0%
Income tax expense	2,477	1,193	1,284	107.6%	4,303	2,623	1,680	64.0%
Net income	$9,512	$4,584	$4,928	107.5%	$16,584	$10,191	$6,393	62.7%
For the three months ended June 30, 2026, our net income increased by $4.9 million compared to the three months ended June 30, 2025. This improvement was attributed to a $5.3 million, or 44.6% increase in net interest income driven by the increase in average interest-bearing deposits and investment securities. Additionally, noninterest income increased by $2.1 million, or 255.7%, further contributing to the overall growth in net income. However, these components were partially offset by increases of $1.3 million in income tax expense and $889 thousand in noninterest expenses.
For the six months ended June 30, 2026, our net income increased by $6.4 million compared to the six months ended June 30, 2025. The increase was driven by a $6.4 million increase in net interest income, along with a $3.8 million increase in noninterest income, partially reduced by increases of $1.7 million in income tax expense and $2.2 million in noninterest expenses.

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

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest and dividend income
Interest and fees on loans	$3,103	$3,356	$(253)	(7.5%)	$6,103	$6,945	$(842)	(12.1%)
Interest and dividends on securities, taxable	8,305	5,274	3,031	57.5%	15,795	9,881	5,914	59.9%
Interest on securities, tax-exempt	279	279	—	—%	563	561	2	0.4%
Interest on interest-bearing deposits in banks	6,023	3,856	2,167	56.2%	10,793	10,119	674	6.7%
Total interest and dividend income	17,710	12,765	4,945	38.7%	33,254	27,506	5,748	20.9%
Interest expense
Interest on deposits	658	971	(313)	(32.2%)	1,253	1,864	(611)	(32.8%)
Total interest expense	658	971	(313)	(32.2%)	1,253	1,864	(611)	(32.8%)
Net interest income	$17,052	$11,794	$5,258	44.6%	$32,001	$25,642	$6,359	24.8%
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

	Three Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$651,765	$6,023	3.71%	$345,579	$3,856	4.48%
Investment securities, taxable[1]	1,001,999	8,305	3.32%	693,851	5,274	3.05%
Investment securities, tax-exempt[1]	55,608	279	2.01%	62,566	279	1.79%
Loans	274,728	3,103	4.53%	294,668	3,356	4.57%
Total interest-earning assets	1,984,100	$17,710	3.58%	1,396,664	$12,765	3.67%
Less allowance for credit losses	(3,857)			(4,645)
Noninterest-earning assets	31,667			21,875
Total assets	$2,011,910			$1,413,894
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings, interest-bearing checking and money market accounts	$279,846	$617	0.88%	$351,742	$902	1.03%
Time deposits	7,786	41	2.11%	10,422	69	2.64%
Short-term borrowings[2]	—	—	—%	9	—	5.35%
Total interest-bearing liabilities	287,632	$658	0.92%	362,173	$971	1.08%
Noninterest-bearing liabilities
Demand deposits	1,536,250			890,971
Other liabilities	8,021			6,601
Total liabilities	1,831,903			1,259,745
Stockholders’ equity	180,007			154,149
Total liabilities and stockholders' equity	$2,011,910			$1,413,894
Net interest income		$17,052			$11,794
Net interest margin			3.45%			3.39%

1 Average balances for securities transferred from AFS to HTM at fair value are shown at carrying value. Average balances for AFS and all other HTM bonds are shown at amortized cost.
2 The cost of short-term borrowings for the period ended June 30, 2025 reflects interest expense incurred during the period. When the amount of interest expense was less than our rounding threshold, it is displayed as $0.

	Six Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$586,355	$10,793	3.71%	$455,516	$10,119	4.48%
Investment securities, taxable[1]	964,808	15,795	3.30%	665,902	9,881	2.99%
Investment securities, tax-exempt[1]	56,615	563	2.01%	63,487	561	1.78%
Loans	274,383	6,103	4.49%	301,666	6,945	4.64%
Total interest-earning assets	1,882,161	$33,254	3.56%	1,486,571	$27,506	3.73%
Less allowance for credit losses	(4,037)			(4,680)
Noninterest-earning assets	30,952			20,493
Total assets	$1,909,076			$1,502,384
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings, interest-bearing checking and money market accounts	$268,576	$1,161	0.87%	$338,454	$1,719	1.02%
Time deposits	8,527	92	2.18%	10,927	145	2.67%
Short-term borrowings[2]	—	—	—%	4	—	5.35%
Total interest-bearing liabilities	277,103	$1,253	0.91%	349,385	$1,864	1.08%
Noninterest-bearing liabilities
Demand deposits	1,447,232			995,388
Other liabilities	8,122			6,621
Total liabilities	1,732,457			1,351,394
Stockholders’ equity	176,619			150,990
Total liabilities and stockholders' equity	$1,909,076			$1,502,384
Net interest income		$32,001			$25,642
Net interest margin			3.43%			3.48%
1 Average balances for securities transferred from AFS to HTM at fair value are shown at carrying value. Average balances for AFS and all other HTM bonds are shown at amortized cost.
2 The cost of short-term borrowings for the period ended June 30, 2025 reflects interest expense incurred during the period. When the amount of interest expense was less than our rounding threshold, it is displayed as $0.

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

	For the three months ended June 30, 2026 compared to 2025			For the six months ended June 30, 2026 compared to 2025

	Increase (decrease) due to change in:
(dollars in thousands)	Average volume	Average rate	Total	Average volume	Average rate	Total
Interest-earning assets
Interest-bearing deposits in other banks	$3,416	$(1,249)	$2,167	$2,907	$(2,233)	$674
Taxable investment securities	2,342	689	3,031	4,436	1,478	5,914
Non-taxable investment securities	(31)	31	—	(61)	63	2
Loans	(227)	(26)	(253)	(628)	(214)	(842)
Total increase (decrease) in interest income	$5,500	$(555)	$4,945	$6,654	$(906)	$5,748
Interest-bearing liabilities
Savings, interest-bearing checking and money market accounts	$(185)	$(100)	$(285)	$(355)	$(203)	$(558)
Time deposits	(18)	(10)	(28)	(32)	(21)	(53)
Total increase (decrease) in interest expense	$(203)	$(110)	$(313)	$(387)	$(224)	$(611)
Increase (decrease) in net interest income	$5,703	$(445)	$5,258	$7,041	$(682)	$6,359
For the three months ended June 30, 2026, our net interest income increased by $5.3 million, or 44.6%, compared to the three months ended June 30, 2025. The increase in interest income was primarily driven by higher average balances in interest-bearing deposits in other banks and taxable investment securities. Net interest income also benefited from a yield improvement in the taxable investment securities portfolio reflecting new investments, as well as reinvestment of maturing instruments into new securities with higher yields than those they replaced. These factors were partially offset by a decline in the yield earned on interest-bearing deposits at other banks, but overall contributed to the increase in the net interest margin to 3.45% for the three months ended June 30, 2026, from 3.39% for the three months ended June 30, 2025.
For the six months ended June 30, 2026, our net interest income increased by $6.4 million, or 24.8%, compared to the six months ended June 30, 2025. The interest income increase was driven by higher average balances and rates earned on taxable investment securities portfolio balances. Although the average balance of interest-bearing deposits in other banks grew, the yield on these assets declined, minimizing the effect of this asset segment. Despite growth in net interest income, net interest margin decreased from 3.48% to 3.43% year-over-year because average interest-earning assets grew at a higher rate than net interest income.
Interest Income
Interest and fees on loans. Loan interest income is comprised of fixed and adjustable-rate structures related to residential and commercial real estate loan products, commercial loans and other consumer loan products. Deferred loan origination fees, net of deferred loan origination costs, accrete to the loan’s yield over the life of the loan. For the three months ended June 30, 2026, our interest and fees on loans decreased 7.5% to $3.1 million compared to the three months ended June 30, 2025 primarily driven by a decrease of the average total loan balance of $19.9 million. The months following a general election, including the early months of 2025, often experience elevated commercial and industrial loan balances, as political organizations typically utilize their lines of credit around election periods and may repay these balances over the subsequent six to twelve months, or as cash flows allow.
For the six months ended June 30, 2026 our interest and fees on loans decreased 12.1% to $6.1 million compared to the six months ended June 30, 2025. The decline was primarily driven by a decrease of the average total loan balance of

$27.3 million reflecting the post-election seasonality of commercial and industrial loans described above, and also a 15 basis point decrease in average yield.
See “— Financial Condition — Loan Portfolio” below for an analysis of the composition of our loan portfolio.
Interest and dividends on securities, taxable. For the three months ended June 30, 2026, our interest and dividends on taxable securities increased 57.5% to $8.3 million from $5.3 million for the three months ended June 30, 2025. The average balance for all taxable securities drove the change, increasing $308.1 million over the comparative periods, and the yield improved 27 basis points. As portions of maturing bonds have been reinvested, we have observed a steady increase in the average yield for the taxable securities portfolio. The Company reinvested maturing bonds and invested funds from temporarily elevated deposit levels in short term U.S. Treasury securities with maturities during 2026, which is intended to align with the timing of expected deposit outflows.
For similar reasons, interest and dividends on taxable securities for the six months ended June 30, 2026 increased 59.9% to $15.8 million from $9.9 million for the six months ended June 30, 2025. The average balance for all taxable securities rose $298.9 million, and the yield increased 31 basis points.
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
Interest on interest-bearing deposits in banks. Chain Bridge earns interest for accounts held at certain correspondent banks, which are primarily reserves held at the Federal Reserve. The Federal Reserve has historically adjusted its interest on reserves rate in conjunction with the federal funds rate. The Federal Reserve started 2025 with an interest rate of 4.40% on reserve balances. During 2025, the rate was reduced by 25 basis points on three occasions—September 18th, October 30th, and December 11th—bringing it down to 3.65%. This final rate stayed in effect through the second quarter of 2026. For the three months ended June 30, 2026, our interest on interest-bearing deposits in banks increased by $2.2 million compared to the prior period, driven by a $306.2 million increase in average balances and partially offset by a 77 basis point decline in yield. The increase in the average balances of interest-bearing deposits in banks reflects deposit-driven cash flows.
For the six months ended June 30, 2026, our interest on interest-bearing deposits in banks increased $674 thousand compared to the prior period, driven by a $130.8 million increase in average balances and offset by a 77 basis point decline in yield.
Interest Expense
Interest on deposits. The Bank pays a variable interest rate to depositors for their non-maturing savings, interest-bearing checking, and money market accounts. In addition, the Bank issues time deposits that pay a fixed rate of interest until the instrument matures. For the three months ended June 30, 2026, our interest expense on deposits decreased 32.2% compared to the three months ended June 30, 2025. The decrease was driven by both a $74.5 million decrease in average interest-bearing deposit balances due to a larger volume of ICS® deposits being positioned as One-Way Sell®, and a 15 basis point decrease in the average rate. For the three months ended June 30, 2026 and June 30, 2025, approximately 84.2% and 71.1%, respectively, of our average deposits were noninterest bearing.
For the six months ended June 30, 2026, our interest on deposits decreased by $611 thousand compared to the same period of 2025, due to a 16 basis point decline in cost and a $72.3 million decline in average balances.
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

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Recapture of credit losses
Recapture of loan credit losses	$(18)	$(283)	$265	(93.6%)	$(382)	$(321)	$(61)	19.0%
Recapture of securities credit losses	(22)	(31)	9	(29.0%)	(37)	(58)	21	(36.2%)
Total recapture of credit losses	$(40)	$(314)	$274	(87.3%)	$(419)	$(379)	$(40)	10.6%
For the three months ended June 30, 2026, we recorded a net recapture of credit losses of $40 thousand. Within the loan portfolio, the $18 thousand recapture resulted from several offsetting factors. A recapture of $289 thousand for the commercial real estate portfolio resulted from a reduction in outstanding balances, coupled with a decrease in the reserve rate for loan credit losses due to improving peer credit indicators utilized in our evaluation of qualitative factors. Partially offsetting this recapture was a $232 thousand provision for the residential real estate portfolio from an increase in the outstanding balance, coupled with an increase in the corresponding reserve rate due to declining peer credit indicators. The $39 thousand recorded as a provision within the commercial and other consumer loan portfolios made up the remaining difference. Within our securities portfolio, the shortening time to maturity of our held to maturity securities portfolio resulted in a lower required reserve in accordance with our ACL methodology.
For the six months ended June 30, 2026, we reported a net recapture of credit losses of $419 thousand, primarily attributable to reductions in the outstanding balances and a decrease in the overall reserve rates within both the commercial real estate loan portfolio and the HTM securities portfolio. These recaptures of credit losses were partially offset by provisions within the other loan segments.
Noninterest Income
Noninterest income consists of deposit placement services income, service charges on deposit accounts, trust and wealth management income, gains on sale of mortgage loans, net gains or losses on sales of securities and other income.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Noninterest income
Deposit placement services	$2,055	$159	$1,896	1,192.5%	$3,706	$292	$3,414	1,169.2%
Trust and wealth management	501	305	196	64.3%	935	575	360	62.6%
Service charges on accounts	345	261	84	32.2%	646	501	145	28.9%
Gain on sale of mortgage loans	3	14	(11)	(78.6%)	3	27	(24)	(88.9%)
Other income	41	89	(48)	(53.9%)	73	128	(55)	(43.0%)
Total noninterest income	$2,945	$828	$2,117	255.7%	$5,363	$1,523	$3,840	252.1%
__________
NM — Comparisons from positive to negative values or to zero values are considered not meaningful.
For the three months ended June 30, 2026, our noninterest income increased by $2.1 million, or 255.7%, to $2.9 million compared to the three months ended June 30, 2025 primarily driven by an increase in deposit placement services income, which is fee income we earn on One-Way Sell® deposits sold through the ICS® network. For the six months ended June 30, 2026, our noninterest income increased by $3.8 million, or 252.1% to $5.4 million compared to the six months ended June 30, 2025. An increase in deposit placement services income drove the change between the comparative periods, and income from trust and wealth management services further contributed to the overall growth in noninterest income.
Deposit placement services income. Income from deposit placement services is influenced by several factors, including changes in One Way Sell® deposit volume, shifts in the composition of deposits allocated to One Way Sell® positions, and changes in the rate paid by ICS® for One-Way Sell® deposits, which generally moves in line with federal funds rate adjustments. As of June 30, 2026 and June 30, 2025, One-Way Sell® deposits totaled $668.0 million and $121.2 million, respectively, with average One-Way Sell® deposit balances during the three and six months ended June 30, 2026, being significantly higher than those during the comparable period ended June 30, 2025. Driven principally by these higher balances, deposit placement services income for the three months ended June 30, 2026 increased by $1.9 million compared to the three months ended June 30, 2025. On a year-over-year basis, the $3.4 million increase reflects these same factors, most notably the higher average balance of One-Way Sell® deposits as compared to the six months ended June 30, 2025. Accounts enrolled in the ICS® network are further discussed under “— Financial Condition — Deposits” below.
Trust and wealth management income. For the three months ended June 30, 2026, our trust and wealth management income increased by $196 thousand, or 64.3%, compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, trust and wealth management income increased by $360 thousand, or 62.6%, compared to the six months ended June 30, 2025. These increases were primarily due to a rise in the volume of total assets under administration, which grew to $772.8 million at June 30, 2026 from $445.4 million at June 30, 2025. The size and mix of the assets under administration drove the income growth. AUM, which produce a higher rate of income under our fee structure, increased 62.8% from June 30, 2025, while AUC increased 79.4% over the same period.
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
Service charges on accounts. For the three months ended June 30, 2026, our service charges on accounts increased by $84 thousand, or 32.2%, compared to the three months ended June 30, 2025 primarily driven by higher transaction volume, particularly among ACH originations, check processing, and wire transfers. Our fee income is typically higher during the fiscal quarters leading up to and during the general election as political organization deposit account activity causes an increase in bank transactions.
For the six months ended June 30, 2026, our service charges on accounts increased $145 thousand, or 28.9% also due to higher transactions volume.
Gain on sale of mortgage loans. For the three and six months ended June 30, 2026, the gain on sale of mortgages decreased by $11 thousand and $24 thousand, or 78.6% and 88.9%, respectively, compared to the three and six months ended June 30, 2025, due to lower sales activity and related gains.

Noninterest Expense
Noninterest expense consists of salaries and employee benefits, data processing and communication expenses, professional services, occupancy and equipment expenses, state franchise taxes, FDIC and regulatory assessments, directors’ fees, marketing and business development costs, insurance expenses, and other operating expenses.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Noninterest expenses
Salaries and employee benefits	$4,937	$4,130	$807	19.5%	$9,735	$8,538	$1,197	14.0%
Data processing and communication expenses	847	733	114	15.6%	1,652	1,399	253	18.1%
Professional services	483	801	(318)	(39.7%)	1,872	1,694	178	10.5%
State franchise taxes	375	349	26	7.4%	728	700	28	4.0%
Occupancy and equipment expenses	328	258	70	27.1%	654	509	145	28.5%
FDIC and regulatory assessments	268	202	66	32.7%	510	430	80	18.6%
Insurance expenses	169	153	16	10.5%	338	302	36	11.9%
Directors’ fees	166	144	22	15.3%	397	290	107	36.9%
Other operating expenses	475	389	86	22.1%	1,010	868	142	16.4%
Total noninterest expenses	$8,048	$7,159	$889	12.4%	$16,896	$14,730	$2,166	14.7%
For the three months ended June 30, 2026 our noninterest expense increased by $889 thousand, or 12.4%, compared to the three months ended June 30, 2025, primarily driven by increases in salaries and employee benefits, while a decline in professional service expenses partially offset the rise.
For the six months ended June 30, 2026, our noninterest expenses increased by $2.2 million, or 14.7%, compared to the six months ended June 30, 2025, primarily attributable to higher salaries and employment costs.
Salaries and employee benefits. For the three months ended June 30, 2026, our salaries and employee benefits increased by $807 thousand, or 19.5%, compared to the three months ended June 30, 2025, resulting from higher headcount and salary increases. For similar reasons, our salaries and employee benefits for the six months ended June 30, 2026, increased by $1.2 million, or 14.0%.
Data processing and communication expenses. For the three months ended June 30, 2026, our data processing and communication expenses increased $114 thousand, or 15.6%, compared to the three months ended June 30, 2025, driven by increased costs associated with enhanced information technology functionality. For similar reasons, our data processing and communications expenses for the six months ended June 30, 2026, increased $253 thousand, or 18.1%.
Professional services. For the three months ended June 30, 2026, our professional services expense decreased $318 thousand or 39.7%, compared to the three months ended June 30, 2025, primarily driven by a decline in legal expenses and recruiting costs. For the six months ended June 30, 2026, professional services expense increased by $178 thousand, or 10.5%, primarily due to legal expenses.
State franchise taxes. For the three and six months ended June 30, 2026, our state franchise taxes remained relatively stable compared to the three and six months ended June 30, 2025.
Occupancy and equipment expenses. For the three months ended June 30, 2026, our occupancy and equipment expenses increased $70 thousand, or 27.1% compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, our occupancy and equipment expenses increased by $145 thousand or 28.5%, compared to the six months ended June 30, 2025. The increases were primarily driven by increased building maintenance costs and expenses associated with additional office space during the comparative periods.
FDIC and regulatory assessments. For the three months ended June 30, 2026, our FDIC and regulatory assessments expense increased $66 thousand, or 32.7% compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, our FDIC and regulatory assessments expense increased $80 thousand, or 18.6% compared to the six months ended June 30, 2025. Growth in the Bank’s assets drove higher actual and estimated assessments for both comparative periods.

Insurance expenses. In the three and six months ended June 30, 2026, our insurance expenses remained relatively unchanged compared to the three and six months ended June 30, 2025.
Directors’ fees. For the three months ended June 30, 2026, our directors’ fees remained relatively unchanged compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, directors’ fees increased $107 thousand or 36.9%, compared to the six months ended June 30, 2025. The increase was primarily due to increased compensation for directors and a higher volume of Board and Committee meetings.
Other operating costs. This segment includes other operating and administrative costs such as other vendor and employee costs, marketing and development costs, postage and printing, office supplies, and subscriptions. For the three and six months ended June 30, 2026, the increase in our other operating costs during the period was attributable to modest offsetting fluctuations across the various expense categories comprising this segment compared to the three and six months ended June 30, 2025.
Income Tax Expense
Income tax expense is recorded based on our pre-tax financial income adjusted for nondeductible expenses and tax-exempt income. For the three months ended June 30, 2026, our income tax expense was $2.5 million, representing an increase of 107.6%, compared to $1.2 million for the three months ended June 30, 2025. The increase was driven by the increase in pre-tax earnings, which increased 107.5% during the comparable period. For the six months ended June 30, 2026, our income tax expense was $4.3 million, an increase of 64.0%, compared to $2.6 million in the prior year. The increase was also driven by an increase in pre-tax earnings, which increased 63.0% over the prior year comparable period.
Our effective income tax rate was 20.66% for the three months ended June 30, 2026, as compared to 20.65% for the three months ended June 30, 2025. For the six months ended June 30, 2026, our effective tax rate rose 13 basis points from 20.47% in the prior period to 20.60% at June 30, 2026. The increase corresponded with a rise in pre-tax income, which outpaced the change in tax-exempt income, causing tax-exempt income to comprise a lower proportion of the income tax base.
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

The following table summarizes the amortized cost and weighted average yield of securities as of June 30, 2026 by contractual maturities.

	Balance as of June 30, 2026
	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government and federal agencies
Due in one year or less	$524,434	3.74%	$14,448	1.74%
Due after one year through five years	130,584	3.42%	61,933	1.72%
Due after five years through ten years	—	—%	5,484	2.10%
Due after ten years	—	—%	—	—%
	655,018	3.67%	81,865	1.75%
Mortgage-backed securities
Due in one year or less	—	—%	—	—%
Due after one year through five years	—	—%	—	—%
Due after five through ten years	550	3.19%	—	—%
Due after ten years	3,346	2.90%	871	4.58%
	3,896	2.94%	871	4.58%
Corporate bonds
Due in one year or less	16,568	3.61%	20,517	2.69%
Due after one year through five years	62,698	4.33%	9,446	3.53%
Due after five years through ten years	—	—%	503	2.83%
Due after ten years	496	6.71%	—	—%
	79,762	4.20%	30,466	2.95%
State and municipal securities
Due in one year or less	27,373	3.00%	13,622	2.25%
Due after one year through five years	75,668	3.23%	77,773	2.25%
Due after five years through ten years	5,107	2.57%	19,717	2.42%
Due after ten years	750	3.48%	—	—%
	108,898	3.14%	111,112	2.28%
Total securities	$847,574	3.65%	$224,314	2.18%
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

The following table summarizes our securities portfolio by the type of securities as of the dates indicated. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost:

	As of June 30,		As of December 31,
	2026		2025		Change
(dollars in thousands)	$	% of total securities	$	% of total securities	$	%
U.S. government treasuries	$731,076	68.6%	$527,813	61.0%	$203,263	38.5%
U.S. federal agencies securities	3,475	0.3%	6,950	0.8%	(3,475)	(50.0%)
Mortgage-backed securities	4,388	0.4%	6,477	0.7%	(2,089)	(32.3%)
Corporate bonds	109,824	10.3%	106,799	12.4%	3,025	2.8%
State and municipal securities	217,886	20.4%	217,403	25.1%	483	0.2%
Total securities	$1,066,649	100.0%	$865,442	100.0%	$201,207	23.2%
Total securities. As of June 30, 2026, the carrying value of our debt securities before the allowance for credit losses was $1.1 billion, representing an increase of $201.2 million, or 23.2%, compared to $865.4 million as of December 31, 2025. The increase was primarily driven by the Bank’s partial reallocation of interest-earning assets into short-term U.S. government treasuries.
U.S. government treasuries. U.S. government treasuries represent debt securities backed by the U.S. Treasury or the full faith and credit of the U.S. government and are guaranteed as to the timely payment of interest and principal when held to maturity. As of June 30, 2026, our U.S. government treasuries increased by $203.3 million or 38.5%, compared to December 31, 2025. During 2026 we invested a portion of our excess cash reserves into short term U.S. Treasury securities most of which mature during 2026.
U.S. federal agencies securities. U.S. federal agencies securities represent obligations issued by U.S. federal government agencies or government-sponsored enterprises that guarantee repayment of principal at maturity. As of June 30, 2026, our U.S. federal agencies securities decreased by $3.5 million, or 50.0%, compared to December 31, 2025 due to maturities occurring during 2026.
Mortgage-backed securities. Our mortgage-backed securities portfolio consists of pass through and agency-issued collateralized mortgage obligations. As of June 30, 2026, our mortgage-backed securities decreased by $2.1 million, or 32.3%, compared to December 31, 2025. As of June 30, 2026, mortgage-backed securities represented 0.4% of our securities portfolio.
Corporate bonds. Corporate bonds are debt obligations issued by companies to raise capital and refinance obligations of the issuer. As of June 30, 2026, our corporate bonds increased by $3.0 million, or 2.8%, compared to December 31, 2025, due to purchases with two- to three-year maturities.
State and municipal securities. State and municipal securities are debt obligations issued by state and local governments. As of June 30, 2026, our state and municipal securities increased by $483 thousand or 0.2%, compared to December 31, 2025, due to purchases with two- to three-year maturities.
Allowance for Credit Losses — Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type (U.S. government and federal agencies, agency mortgage-backed securities, corporate bonds and state and municipal securities). We estimate expected credit losses based on our historical credit loss information as adjusted for current conditions and reasonable and supportable forecasts. Securities issued by the U.S. Treasury or government agencies are not considered to be credit sensitive as they are explicitly or implicitly guaranteed by the U.S. government, and result in expectations of zero credit loss. Accordingly, management’s analysis of credit loss considers only the corporate and municipal segments. Accrued interest receivable on HTM debt securities totaled $1.3 million as of June 30, 2026 and $1.4 million as of December 31, 2025, respectively, and was excluded from the estimate of credit losses.
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

Held to Maturity:	As of and for the three months ended June 30,		As of and for the six months ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Allowance for credit losses at the beginning of period	$113	$175	$128	$202
Recapture of credit losses	(22)	(31)	(37)	(58)
Total charge-offs	—	—	—	—
Total recoveries	—	—	—	—
Net (charge-offs) recoveries	—	—	—	—
Allowance for credit losses at end of period	$91	$144	$91	$144

Average HTM debt securities outstanding	$236,701	$291,668	$244,134	$294,632
Total outstanding HTM debt securities at end of each period	224,314	289,349	224,314	289,349
Ratio of allowance to total HTM debt securities outstanding at period end	0.04%	0.05%	0.04%	0.05%
Ratio of nonaccrual HTM securities to total HTM securities outstanding at period end	—%	—%	—%	—%
Ratio of allowance to nonaccrual debt securities at period end	—%	—%	—%	—%
The following table presents the allocation of the allowance for credit losses on our HTM securities portfolios by segment. There was no ACL established for the AFS portfolio as of the indicated period ends.

	As of June 30,		As of December 31,
	2026		2025
Balance at the end of each period (dollars in thousands)	Amount	% to total HTM bonds	Amount	% to total HTM bonds
U.S. government and federal agencies	$—	—%	$—	—%
Mortgage-backed securities	—	—%	—	—%
Corporate	64	0.03%	99	0.04%
State and municipal	27	0.01%	29	0.01%
Total	$91	0.04%	$128	0.05%
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

The following table summarizes our loan portfolio by the type of loans as of the dates indicated:

	As of June 30,		As of December 31,
	2026		2025		Change
(dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	$	%
Commercial real estate	$46,321	16.9%	$48,278	17.6%	$(1,957)	(4.1%)
Commercial	4,642	1.7%	4,521	1.6%	121	2.7%
Residential real estate, closed-end	200,804	73.2%	201,060	73.2%	(256)	(0.1%)
Other consumer loans	22,518	8.2%	20,900	7.6%	1,618	7.7%
Total	$274,285	100.0%	$274,759	100.0%	$(474)	(0.2%)

As of June 30, 2026, our total loans decreased by $474 thousand or 0.2%, compared to December 31, 2025. The reduction is attributable to a decline in the commercial real estate portfolio, which is partially offset by an increase in other consumer loans.
Commercial real estate loans. Commercial real estate loans are generally long-term loans secured by a commercial property that is either owner-occupied or investor owned. This category also includes commercial construction loans and multifamily residential property loans. Elevated interest rates have increased the cost of borrowing and remote work trends continue to be a concern. Management views this as a cyclical asset class and maintains a selective approach within our defined risk appetite. As of June 30, 2026, our commercial real estate loans decreased by $2.0 million, or 4.1%, compared to December 31, 2025.
As of June 30, 2026, our commercial real estate portfolio included owner-occupied and non-owner-occupied commercial real estate loans and was concentrated in certain sectors and in the Washington, D.C. metropolitan area:
•Owner-Occupied vs. Non-Owner-Occupied Properties: Our commercial real estate loans include both owner-occupied and non-owner-occupied properties. As of June 30, 2026 and December 31, 2025, we had $16.0 million and $17.2 million, respectively, in owner-occupied loans and $30.3 million and $31.1 million, respectively, in non-owner-occupied loans. Non-owner-occupied properties depend on rental income for repayment. Factors such as market conditions, tenant defaults, and vacancies could reduce cash flow from these properties, leading to increased delinquencies and potential losses.
•Sector Concentration: Our commercial real estate loan portfolio is concentrated in the office, retail, multifamily, and warehouse sectors. As of June 30, 2026, our retail loans totaled $12.2 million, office loans totaled $10.4 million, multifamily loans totaled $8.7 million, and warehouse loans totaled $4.6 million.
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
Commercial. Commercial loans consisting of commercial and industrial (C&I) term loans or lines of credit exhibit cyclicality due to the involvement of political organizations in this segment. C&I loans include unsecured or UCC secured lending, accounts receivable, equipment financing loans or working capital loans. As of June 30, 2026, our commercial loan portfolio remained relatively stable, increasing by $121 thousand, or 2.7%, compared to December 31, 2025.
Residential real estate loans, closed-end. Single family (1-4 units) residential mortgage loans are primarily secured by owner-occupied primary and secondary residences and are “closed-end” mortgage loans, which means that the loan amount is fixed at the outset and repaid over a set term without the ability to re-borrow. As of June 30, 2026, our residential real estate loan portfolio remained relatively stable, decreasing by $256 thousand, or 0.1%, compared to December 31, 2025.
Other consumer loans. Other consumer loans include residential construction loans, revolving loans secured by residential properties, commonly known as home equity lines of credit (“HELOCs”), and loans made directly to individuals for non-business purposes which may be secured or unsecured. As of June 30, 2026, other consumer loans increased by

$1.6 million, or 7.7%, from December 31, 2025, driven primarily by increased residential construction and increased utilization of HELOCs by borrowers. The following table presents the components of other consumer loans:

	As of June 30,	As of December 31,
(dollars in thousands)	2026	2025
Residential construction loans	$4,162	$2,954
HELOCs	15,864	15,382
Consumer secured	2,080	2,099
Consumer unsecured	412	465
Total consumer loans	$22,518	$20,900
Loan Maturity and Sensitivity to Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of the loans may differ from the maturities reflected below because consumer borrowers and some commercial borrowers have the right to prepay obligations with or without prepayment penalties. As of June 30, 2026, variable rate loans, which include floating and adjustable rate structures, comprised 71.5% of our loan portfolio. Our variable rate loans primarily consist of adjustable residential real estate loans with initial fixed-rate periods of three, five, seven or ten years, which, depending on the loan program, reprice every one, three, or five years after the initial fixed-rate period. Variable rate loans provide a better match against our deposit liabilities and reduce our interest rate risk.
The following table details maturities and sensitivity to interest rate changes for our loan portfolio as of June 30, 2026, and the contractual maturity and interest-rate profile of our loan portfolio:

At June 30, 2026	Remaining Contractual Maturity Held for Investment
(dollars in thousands)	One year or less	After one year through five years	After five years and through fifteen years	After fifteen years	Total
Fixed rate loans:
Commercial real estate	$4,361	$15,344	$17,689	$—	$37,394
Commercial	2	1,034	491	—	1,527
Residential real estate, closed-end	100	1,009	30,808	5,209	37,126
Other consumer loans	46	2,095	—	—	2,141
Total fixed rate loans	$4,509	$19,482	$48,988	$5,209	$78,188
Variable rate loans:
Commercial real estate	$—	$181	$8,575	$171	$8,927
Commercial	1,707	26	1,382	—	3,115
Residential real estate, closed-end	—	546	4,740	158,392	163,678
Other consumer loans	399	7,098	8,673	4,207	20,377
Total variable rate loans	$2,106	$7,851	$23,370	$162,770	$196,097
Total loans	$6,615	$27,333	$72,358	$167,979	$274,285
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
A loan is considered non-performing when the borrower is 90 days or more past due on the scheduled payment of principal and interest, or if the loan’s terms have been restructured due to the borrower’s financial difficulties. Additionally, a loan may be classified as non-performing even if it is less than 90 days past due if there is a reasonable doubt about the collectability of the loan’s principal or interest.
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
As of June 30, 2026 and December 31, 2025, based on our internal classifications, we did not identify any assets that met our criteria for classification as non-performing assets or OREO.
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
The following table presents an analysis of the allowance for credit losses:

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Allowance for credit losses at the beginning of period	$3,732	$4,476	$4,096	$4,514
Recapture of credit losses	(18)	(283)	(382)	(321)
Charge-offs	—	—	—	—
Recoveries	—	—	—	—
Allowance for credit losses at end of period	$3,714	$4,193	$3,714	$4,193

Average loans held for investment outstanding	$274,698	$294,470	$274,369	$301,542
Total loans outstanding at end of each period	274,285	287,813	274,285	287,813
Ratio of allowance to total loans outstanding at period end	1.35%	1.46%	1.35%	1.46%
Ratio of nonaccrual loans to total loans outstanding at period end	—	—	—	—
Ratio of allowance to nonaccrual loans at period end	—	—	—	—
The following table presents the allocation of the allowance for credit losses:

	As of June 30,		As of December 31,
	2026		2025
(dollars in thousands)	Amount	% of total loans	Amount	% of total loans
Commercial real estate	$949	0.34%	$1,468	0.53%
Commercial	75	0.03%	73	0.03%
Residential real estate	2,406	0.88%	2,324	0.85%
Other consumer loans	284	0.10%	231	0.08%
Total	$3,714	1.35%	$4,096	1.49%
The reduction in the ratio of allowance to total loans outstanding at period end was a reflection of improving credit quality indicators within the qualitative component of our allowance calculation, combined with modest changes in our portfolio composition.
There were no loan charge-offs for the interim period ended June 30, 2026 or the year ended December 31, 2025. As a result, the ratio of loan charge-offs to average loans outstanding was 0.00% for all reported periods.
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

We are a member of the IntraFi® Cash Services network, which allows our deposit clients to enroll in the ICS® program. This program is designed to provide our clients with access to FDIC insurance beyond the standard maximum deposit insurance amount at a single insured depository institution. For accounts enrolled in this service, we select whether each account should be in a reciprocal position or a one-way sell position. A reciprocal position means that we receive an equal amount of network deposits for our enrolled accounts, and those deposits are reflected on our balance sheet. If we elect to receive reciprocal deposits, we are required to pay a fee to IntraFi® equal to our reciprocal deposits balances multiplied by an annualized rate of 0.125% as of June 30, 2026. Conversely, we do not receive reciprocal network funding when accounts are positioned as One-Way Sell®, and therefore the deposits are not reported on the balance sheet. For deposits placed at other participating banks as One-Way Sell® deposits, we receive deposit placement services income, which is inversely related to the interest rate on the deposit account, meaning that we receive less deposit placement services income for placing deposits with a higher interest rate.
During periods of increased political organization deposits, which typically occur in connection with election cycles, we may adjust the positioning of certain accounts enrolled in the ICS® program. These adjustments can include changing some accounts from a reciprocal position to a One-Way Sell® position, which affects whether and how these deposits are reflected on our balance sheet. These adjustments are part of our overall asset and liability management strategy, which aims to maintain appropriate balance sheet metrics in accordance with regulatory guidelines and our risk management policies. As of June 30, 2026, our balance sheet reflected $41.1 million of reciprocal ICS® deposits. Deposits totaling $668.0 million as of June 30, 2026 were placed at other participating banks as One-Way Sell® deposits. Our deposit placement services income was $2.1 million and $3.7 million for the three and six months ended June 30, 2026. If we were to convert some or all of these deposits into reciprocal deposits, bringing them back onto our balance sheet, we would expect to receive interest income by investing these deposits, but our deposit placement services income would decline and our interest on deposits, FDIC and regulatory assessments and the fee we pay to IntraFi® would increase.
Our participation in the ICS® network is subject to certain terms and conditions, and there can be no assurances that we will be able to participate in the ICS® network in the future. As of June 30, 2026, the terms and conditions for participation in the ICS® network include a $285.0 million limit on the amount of each participating client’s ICS® deposits that may be placed at other banks within the ICS® network, a $3.5 billion and $6.5 billion limit on the maximum amount of savings account deposits and demand account deposits, respectively, that a bank may place at other banks as reciprocal deposits, and a $10.0 billion limit on the maximum amount of deposits that a bank may place at other banks as One-Way Sell® deposits. The terms and conditions also include limitations on a bank’s ability to receive reciprocal deposits, place One-Way Sell® deposits, or receive One-Way Buy® deposits if the bank is not “well capitalized” under the applicable federal banking regulations.
We are subject to various fees associated with the placement and management of deposits within the ICS® network, as outlined in the IntraFi® Participating Institution Agreement. When we elect to receive reciprocal deposits, which are network deposits that are matched with equivalent funds placed by other participating institutions, we incur an “IntraFi Placement Fee.” As of June 30, 2026, the annualized rate for this fee was 0.125%, which is applied to the reciprocal deposits balance to determine the amount of the fee incurred. This fee increases our overall operating expenses, impacting our net income.
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

The following table presents the types of deposits compared to total deposits for the periods indicated:

	As of June 30, 2026		As of December 31, 2025		Change
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits	$	%
Noninterest-bearing	$1,676,957	83.8%	$1,254,695	79.8%	$422,262	33.7%
Savings, interest-bearing checking and money market accounts	317,033	15.8%	309,352	19.6%	7,681	2.5%
Time, $250 and over	3,388	0.2%	4,787	0.3%	(1,399)	(29.2%)
Other time	4,091	0.2%	4,446	0.3%	(355)	(8.0%)
Total	$2,001,469	100.0%	$1,573,280	100.0%	$428,189	27.2%

The following table presents the average balances and average rates paid for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$1,536,250	0.00%	$890,971	0.00%	$1,447,232	0.00%	$995,388	0.00%
Savings, interest-bearing checking and money market accounts	279,846	0.88%	351,742	1.03%	268,576	0.87%	338,454	1.02%
Time, $250 and over	3,593	2.15%	5,385	2.80%	4,192	2.24%	5,806	2.78%
Other time	4,193	2.11%	5,037	2.48%	4,335	2.11%	5,121	2.55%
Total average deposits	$1,823,882	0.14%	$1,253,135	0.31%	$1,724,335	0.15%	$1,344,769	0.28%
FDIC deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. We estimate total uninsured deposits were $1.6 billion and $1.2 billion as of June 30, 2026 and December 31, 2025, respectively, representing approximately 80.8% and 75.0% of our deposit portfolio as of June 30, 2026 and December 31, 2025, respectively.
The maturity profiles of our uninsured time deposits, those deposits that exceed the FDIC insurance limit, as of June 30, 2026 are as follows:

(dollars in thousands)	Three Months or Less	More than Three Months to Twelve Months	More than Twelve Months to Three Years	More than Three years	Total
Time deposits, uninsured	$2,326	$1,062	$—	$—	$3,388
Borrowings
The Bank has several supplementary funding sources, including a secured line of credit with the FHLB and various available secured and unsecured lines of credit with correspondent banks.
Federal Home Loan Bank Advance. The Bank has a secured line of credit with the FHLB, which is renewed annually in December, and which requires the Bank to pledge collateral to establish credit availability. The Bank has historically pledged single-family residential real estate loans within the Bank’s loan portfolio to establish credit availability. As of June 30, 2026 and December 31, 2025, the secured line of credit had no collateral pledged and therefore no available or outstanding balance.

Federal Reserve Bank Discount Window. The Bank also maintains eligibility for a secured line of credit with the FRB. To establish credit availability, the Bank will typically pledge securities. At June 30, 2026 and December 31, 2025, the Bank had not pledged any collateral to the FRB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
Short-Term Borrowings. On February 20, 2026, the Company entered into a $15.0 million unsecured revolving credit facility with a correspondent bank. The facility matures on February 20, 2027 and may be extended for up to two additional one-year periods at the Company’s option, subject to compliance with the agreement’s terms. Borrowings under the facility bear interest at a variable rate based on 1.30% plus the greater of 1-Month Term SOFR or 1.00%. The agreement includes customary financial and negative covenants applicable to the Company and its bank subsidiary, none of which were in violation as of June 30, 2026. As of June 30, 2026, no amounts were outstanding under the facility.
Federal Funds Lines of Credit. The Bank also maintains access to unsecured federal funds purchase lines of credit with:
•Pacific Coast Bankers’ Bank: $50.0 million, maturing September 30, 2027
•First National Bankers’ Bank: $10.0 million, maturing June 30, 2027, and
•Community Bankers’ Bank: $8.0 million, maturing March 2, 2027.
These federal funds lines renew annually, and balances may remain outstanding for periods ranging from 10 to 90 consecutive days. The use of these credit facilities is contingent upon compliance with specified financial conditions and covenants.
As of June 30, 2026 and December 31, 2025, the Bank had no outstanding balances under these federal funds purchase lines.
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
The contractual amounts of financial instruments with off-balance sheet commitments are as follows:

	As of June 30,	As of December 31,
(dollars in thousands)	2026	2025
Commitments to grant loans	$13,738	$1,000
Credit card lines	1,331	1,397
Unfunded commitments under lines of credit	22,692	21,390
Standby letters of credit	3,094	3,094
Commitments to grant loans increased by $12.7 million, to $13.7 million, from December 31, 2025 to June 30, 2026, due to both commercial and residential real estate loans which were in the process of origination at June 30, 2026. Credit card lines decreased by $66 thousand, or 4.7% during the period. Unfunded commitments under lines of credit increased $1.3 million, or 6.1% from December 31, 2025 to June 30, 2026. Standby letters of credit were stable.
For information regarding the arrangement related to the ICS® network and related One-Way Sell® deposits, see “— Deposits” above.

Liquidity and Capital Management
Liquidity Management
Liquidity refers to our capacity to meet cash and collateral obligations in a timely manner. Maintaining appropriate levels of liquidity depends on our ability to address both expected and unexpected cash flows and collateral needs while aiming to avoid adverse effects on our daily operations or the financial condition of the Bank. Effective liquidity management is considered essential to our business model, as deposits, which can generally be withdrawn on demand, form a primary source of our funding. See “— Financial Condition — Deposits” for more information regarding fluctuations in our deposit base. We employ various strategies intended to manage liquidity. Our account at the Federal Reserve, which held approximately $812.7 million as of June 30, 2026, serves as a primary source of liquidity for daily and ongoing activities. We also maintain additional supplemental sources of liquidity, as discussed below. For regulatory reporting purposes, the liquidity ratio is typically calculated as the sum of our cash and cash equivalents plus unpledged securities classified as investment grade divided by total liabilities. Based on this calculation method, as of June 30, 2026 and December 31, 2025, our reported liquidity ratios were 94.03% and 91.86%, respectively. As of June 30, 2026, we had $668.0 million in One-Way Sell® deposit accounts through the ICS® platform that could be converted to a reciprocal position in order to provide additional near-term liquidity. It is important to note that these ratios and amounts are point-in-time measurements and may not be indicative of future liquidity positions.
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
Management estimates that approximately 80.8% of deposits were uninsured as of June 30, 2026. To obtain FDIC insurance for deposits exceeding the $250 thousand threshold, some clients enroll in the ICS®, which is described in greater detail under “— Financial Condition — Deposits” above. As of June 30, 2026, deposit balances totaling $709.1 million were enrolled in the ICS® program. $668.0 million of these deposits were positioned as One-Way Sell® deposits and are therefore not reflected on the consolidated balance sheet. The Bank has the flexibility to convert these One-Way Sell® deposits into reciprocal deposits, which would then appear on the consolidated balance sheet. To fund the outflow of deposits during phases of the federal election cycle when campaigns and committees are actively spending, management will rely on the Bank’s cash balances at the Federal Reserve and conversion of One-Way Sell® accounts to reciprocal as its primary sources of liquidity. Similar to other deposits, depositors may withdraw their One-Way Sell® deposits at any time, which could impact the volume of One-Way Sell® deposits available for conversion to reciprocal.
In addition to the primary sources of liquidity discussed above, we maintain secured lines of credit with the FHLB and the Federal Reserve Discount Window, for which we can borrow up to the allowable amount of pledged collateral. The Bank can advance FHLB funds of up to 25% of assets as reported in its latest Call Report, which the Bank files with the FFIEC on a quarterly basis, using pledged collateral such as qualifying mortgages and investment securities. Based on the June 30, 2026 Call Report, 25% of total assets equates to credit availability of $548.1 million. As of June 30, 2026, we had no collateral pledged or outstanding balance with the FHLB or Federal Reserve.
The Bank has access to additional unsecured funding through its account with ICS®. The Bank can request funding of up to 10% of total assets, which equates to $219.2 million as of the Bank’s June 30, 2026 Call Report, in a One-Way Buy® of daily maturing or term deposit products. Requesting One-Way Buy® deposits requires us to submit a bid including the rate we are willing to pay for the deposits, and such request may be fulfilled in whole, in part, or not at all. If demand for One-Way Buy® deposits is high, then the rate required to successfully bid for One-Way Buy® deposits would be expected to increase, and so One-Way Buy® deposits may be a less reliable source of liquidity. As of June 30, 2026, there was no outstanding balance for One-Way Buy® deposits.
The Bank maintains unsecured lines of credit with three correspondent banks that provide combined availability of $68.0 million. There were no outstanding balances as of June 30, 2026 or December 31, 2025.

As an intermediate source of liquidity, we may sell AFS securities or allow AFS and HTM securities to mature without reinvestment in the securities portfolio. As of June 30, 2026, our AFS securities portfolio had a fair value of $842.3 million, and our total AFS and HTM debt securities portfolio had an amortized cost of $1.1 billion, including $617.0 million of bonds maturing within a year and $418.1 million of bonds maturing between one and five years. Our bond portfolio is structured to provide liquidity when management anticipates it will be needed, and a portion of our AFS bonds are invested in liquid investments like U.S. Treasury securities. In the event liquidity is needed from the bond portfolio, management will take into consideration a number of factors when determining which investments to sell. Variables include the marketability of the bonds, current prices and estimated losses, and other factors.
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
Stockholders’ equity as of June 30, 2026 was $183.6 million, an increase of $14.4 million, compared to $169.2 million as of December 31, 2025. Net income for the six months ended June 30, 2026 contributed $16.6 million to the increase in stockholders’ equity, but was partially offset by a $2.2 million increase in accumulated other comprehensive loss during the six months ended June 30, 2026, which is primarily related to changes in the market value of the AFS securities portfolio.
In February 2026, we entered into a $15.0 million unsecured revolving credit facility at the holding company level, which the Company could use to provide capital to the Bank. The facility matures in February 2027, subject to extension at our option if we remain in compliance with its terms. As of June 30, 2026, no amounts were outstanding under the facility.
Book value per share as of June 30, 2026 and December 31, 2025 was $27.99 and $25.79, respectively. The increase between periods is primarily the result of earnings retained.
Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of June 30, 2026 and December 31, 2025, respectively, 70.9% and 63.8% of the Bank’s total assets were invested in such zero-risk assets. The Tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as Tier 1 capital divided by total average assets for the quarter.

The Bank’s capital level is characterized as “well capitalized” under the Basel III Capital Rules. A summary of the Bank’s regulatory capital ratios, and minimum requirement to be considered “well capitalized” are presented below:

					Well- capitalized requirement
	June 30, 2026		December 31, 2025
($ in thousands)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital ratio	$187,850	49.09%	$165,665	44.63%	10.00%
Tier 1 risk-based capital ratio	184,046	48.10%	161,442	43.49%	8.00%
Common equity tier one risk-based capital ratio	184,046	48.10%	161,442	43.49%	6.50%
Tier 1 leverage ratio	184,046	9.13%	161,442	9.61%	5.00%
During periods of growth in deposits due to seasonality, our assets could reach a level that would require the Bank to control the level of these deposits or require the Company to obtain additional capital to maintain a Tier 1 leverage ratio that exceeds our internal regulatory capital policies or targets and satisfies regulatory requirements. We use the ICS® network to help manage our Tier 1 leverage ratio by moving certain deposit accounts off our balance sheet by placing the deposits at other banks as One-Way Sell® deposits. As of June 30, 2026, our deposits enrolled in the ICS® program in a One-Way Sell® position totaled $668.0 million.
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
We had a total one-year cumulative gap in rate-sensitive assets and rate-sensitive liabilities of $1.4 billion and $937.9 million as of June 30, 2026 and December 31, 2025, respectively, indicating that, overall, our assets will reprice before our liabilities. Generally, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, decreasing interest rates could reduce net interest income and increasing interest rates could increase net interest income.
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

Change in interest rates (ramped)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2026	(24.43%)	(18.61%)	(12.32%)	(6.13%)	6.19%	12.42%	18.65%	24.86%
December 31, 2025	(22.87%)	(17.40%)	(11.45%)	(5.70%)	5.75%	11.52%	17.21%	23.00%

Change in interest rates (immediate)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2026	(59.10%)	(46.80%)	(31.15%)	(15.53%)	15.35%	30.78%	46.25%	61.49%
December 31, 2025	(46.37%)	(38.21%)	(25.29%)	(12.41%)	12.31%	24.49%	36.74%	49.00%
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

Change in interest rates	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
June 30, 2026	(20.11%)	(15.95%)	(10.03%)	(4.86%)	5.20%	9.68%	14.08%	18.33%
December 31, 2025	(11.85%)	(9.65%)	(5.65%)	(2.65%)	2.28%	4.57%	7.57%	9.73%
Due to the nature of our client base, and the resulting balance sheet cyclicality, we will sometimes hold high volumes of immediately repricing assets (i.e., cash) to fund impending political organization deposit outflows. The changes in our balance sheet over the course of a two-year election cycle cause a degree of variability among our interest rate risk results over time.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, no directors or executive officers entered into, modified or terminated contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted as Inline XBRL (contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAIN BRIDGE BANCORP, INC.

Dated: August 11, 2026	By:	/s/ John J. Brough
	Name:	John J. Brough
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 11, 2026	By:	/s/ Joanna R. Williamson
	Name:	Joanna R. Williamson
	Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)