Form 10-Q
period 2026-09-30
CHAIN BRIDGE BANCORP INC
filed 2026-11-10
CIK 1392272

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of November 9, 2026, the registrant had outstanding 3,423,107 shares of Class A Common Stock, par value $0.01 per share and 3,138,710 shares of the registrant’s Class B Common Stock, par value $0.01 per share.

INDEX OF DEFINED TERMS AND ACRONYMS

ACL	Allowance for Credit Losses
AFS	Available for Sale
AI	Artificial Intelligence
ALCO	Asset Liability Investment Committee of the Board of Directors of Chain Bridge Bank, N.A.
AOCI	Accumulated Other Comprehensive Income (Loss)
ASU	Accounting Standards Update
AUM	Assets under management
AUC	Assets under custody
Bank	Chain Bridge Bank, N.A.
BHC	Bank Holding Company
BHC Act	U.S. Bank Holding Company Act of 1956, as amended
Board or Board of Directors	The Board of Directors of Chain Bridge Bancorp, Inc.
bps	Basis points, defined as one hundredth of one percentage point
Bylaws	Our amended and restated bylaws, which have been adopted by our Board
Call Report	The Federal Financial Institutions Examination Council (“FFIEC”) Consolidated Reports of Condition and Income, which the Bank files with the FFIEC on a quarterly basis
CECL	Current Expected Credit Losses (ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments)
Chain Bridge, CBNA, the Company, we, us, our	Chain Bridge Bancorp, Inc., and its Subsidiaries
Charter	Our amended and restated certificate of incorporation, which became effective on October 3, 2024. The Charter authorizes the establishment of our Class A common stock and Class B common stock and effected the reclassification of each outstanding share of our common stock into 170 shares of Class B common stock
Class A common stock	Our Class A common stock, par value $0.01 per share
Class B common stock	Our Class B common stock, par value $0.01 per share
Common stock	Our Class A common stock and our Class B common stock
CRE	Commercial real estate
DGCL	Delaware General Corporation Law
EPS	Earnings per share
EVE	Economic value of equity
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve System, the Board of Governors of the Federal Reserve System, or the Federal Reserve Bank of Richmond, Virginia
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
Fitzgerald Family	Collectively, the lineal descendants of Gerald Francis Fitzgerald, deceased, and Marjorie Gosselin Fitzgerald, their spouses or surviving spouses, children, and grandchildren, and the spouses of their children and grandchildren. These persons include, but are not limited to, Peter Gosselin Fitzgerald, Gerald Francis Fitzgerald, Jr., James Gosselin Fitzgerald, Thomas Gosselin Fitzgerald, Julie Fitzgerald Schauer, Thomas Gosselin Fitzgerald, Jr., Andrew James Fitzgerald, and Lauren Fitzgerald Peterson
Form 10-K	Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 20, 2026
FRB	Federal Reserve Bank of Richmond
GAAP	Generally Accepted Accounting Principles
HTM	Held to Maturity

ICS®1	IntraFi Cash Service®
IPO	Initial public offering
N/A	Not Applicable
NM	Not Meaningful (Comparisons of positive and negative values or to zero values are considered not meaningful)
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
Political organizations	Campaign committees; party committees; separate segregated funds (including trade association political action committees (“PACs”) and corporate PACs); non-connected committees (including independent expenditure-only committees (“Super PACs”), committees maintaining separate accounts for direct contributions and independent expenditures (“Hybrid PACs”), and committees other than authorized campaign committees, or those affiliated with such committees that are maintained or controlled by a candidate or federal officeholder (collectively, “Leadership PACs”)); and other tax-exempt organizations under Section 527 of the Internal Revenue Code
Return on average risk-weighted assets	Return on average risk-weighted assets is calculated as net income divided by average risk-weighted assets. Average risk-weighted assets are calculated using the relevant quarter-end balances depending on the period presented.
RWA	Risk-weighted assets
SEC	United States Securities and Exchange Commission
Tier 1 capital ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Tier 1 leverage ratio	Tier 1 capital, which includes Common Equity Tier 1 capital plus non-cumulative perpetual preferred equity that qualifies as additional tier 1 capital, divided by quarterly adjusted average assets as defined under the U.S. Basel III Standardized approach
Total capital ratio	Total capital, which includes Common Equity Tier 1 capital, tier 1 capital, and allowance for credit losses and qualifying subordinated debt that qualifies as tier 2 capital, divided by total risk-weighted assets as defined under the U.S. Basel III Standardized approach
Transaction accounts	As defined in the instructions for the Call Report
1 IntraFi, ICS, IntraFi Cash Service, One-Way Sell, and One-Way Buy are registered service marks of IntraFi LLC.

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
•The level and composition of our deposits, including our ability to attract and retain, and the seasonality of, client deposits, including those in the ICS network, as well as the amount and timing of deposit inflows and outflows, including during the fourth quarter of 2026 and early 2027, or as a result of the outcomes of the November 2026 elections, and the concentration of our deposits;
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

Part I - Financial Information
Item 1. Financial Statements

Chain Bridge Bancorp, Inc. and Subsidiary Consolidated Balance Sheets (Dollars in thousands, except per share data) (unaudited)
	September 30, 2026	December 31, 2025[2]
Assets
Cash and due from banks	$11,180	$4,882
Interest-bearing deposits in other banks	1,030,404	581,748
Total cash and cash equivalents	1,041,584	586,630
Securities available for sale, at fair value	678,369	608,804
Securities held to maturity, at carrying value, net of allowance for credit losses of $64 and $128, respectively (fair value of $193,388 and $245,276, respectively)	208,499	256,510
Equity securities, at fair value	534	547
Restricted securities, at cost	3,763	3,383
Loans, net of allowance for credit losses of $4,185 and $4,096, respectively	300,238	270,663
Premises and equipment, net of accumulated depreciation of $8,215 and $7,755, respectively	16,729	13,229
Accrued interest receivable	10,763	7,108
Other assets	5,095	3,525
Total assets	$2,265,574	$1,750,399
Liabilities and stockholders’ equity
Liabilities
Deposits:
Noninterest-bearing	$1,765,096	$1,254,695
Savings, interest-bearing checking and money market accounts	292,748	309,352
Time, $250 and over	3,068	4,787
Other time	4,025	4,446
Total deposits	2,064,937	1,573,280
Accrued interest payable	14	32
Accrued expenses and other liabilities	8,782	7,868
Total liabilities	2,073,733	1,581,180
Commitments and contingencies
Stockholders’ equity
Preferred Stock:
No par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Class A Common Stock:
$0.01 par value, 20,000,000 shares authorized, 3,403,387 and 3,297,137 shares issued and outstanding, respectively	34	33
Class B Common Stock:
$0.01 par value, 10,000,000 shares authorized, 3,158,430 and 3,264,680 shares issued and outstanding, respectively	31	32
Additional paid-in capital	74,785	74,785
Retained earnings	125,387	97,878
Accumulated other comprehensive loss	(8,396)	(3,509)
Total stockholders’ equity	191,841	169,219
Total liabilities and stockholders’ equity	$2,265,574	$1,750,399
See Notes to Consolidated Financial Statements.
2 Derived from audited consolidated financial statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Income
(Dollars in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income
Interest and fees on loans	$3,342	$3,251	$9,445	$10,195
Interest and dividends on securities, taxable	8,299	5,637	24,094	15,519
Interest on securities, tax-exempt	270	275	833	836
Interest on interest-bearing deposits in banks	8,655	4,271	19,448	14,390
Total interest and dividend income	20,566	13,434	53,820	40,940
Interest expense
Interest on deposits	700	1,158	1,954	3,022
Total interest expense	700	1,158	1,954	3,022
Net interest income	19,866	12,276	51,866	37,918
Provision for (recapture of) credit losses
Provision for (recapture of) loan credit losses	507	(83)	125	(404)
Recapture of securities credit losses	(27)	(11)	(64)	(69)
Total provision for (recapture of) credit losses	480	(94)	61	(473)
Net interest income after provision for (recapture of) credit losses	19,386	12,370	51,805	38,391
Noninterest income
Deposit placement services	2,007	174	5,713	466
Trust and wealth management	491	355	1,426	930
Service charges on accounts	390	250	1,037	751
Gain on sale of mortgage loans	7	28	9	55
Other income	15	40	88	169
Total noninterest income	2,910	847	8,273	2,371
Noninterest expenses
Salaries and employee benefits	5,138	4,524	14,872	13,062
Data processing and communication expenses	793	767	2,445	2,166
Professional services	757	555	2,629	2,249
State franchise taxes	419	251	1,147	951
Occupancy and equipment expenses	360	267	1,014	776
FDIC and regulatory assessments	303	198	813	628
Insurance expenses	171	151	509	453
Directors’ fees	165	142	562	432
Other operating expenses	413	467	1,423	1,335
Total noninterest expenses	8,519	7,322	25,414	22,052
Net income before taxes	13,777	5,895	34,664	18,710
Income tax expense	2,852	1,193	7,155	3,817
Net income	$10,925	$4,702	$27,509	$14,893
Earnings per common share, basic and diluted[3]	$1.66	$0.72	$4.19	$2.27

See Notes to Consolidated Financial Statements.
3 The number of basic and diluted shares are the same because there are no potentially dilutive instruments.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Comprehensive Income
(Dollars in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$10,925	$4,702	$27,509	$14,893
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale	(3,606)	1,557	(6,751)	4,171
Income tax benefit (expense) related to above unrealized gain (loss) item	757	(327)	1,419	(876)
Amortization of unrealized holding losses on securities available for sale, transferred to held to maturity	150	274	564	838
Income tax expense related to the above amortization	(31)	(58)	(119)	(176)
Other comprehensive income (loss), net of tax	(2,730)	1,446	(4,887)	3,957
Comprehensive income	$8,195	$6,148	$22,622	$18,850
See Notes to Consolidated Financial Statements.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity
(Dollars in thousands)
(unaudited)

	Common Stock
	Class A Shares Outstanding	Class B Shares Outstanding	Total Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2024	$30	$35	$65	$74,785	$77,641	$(8,245)	$144,246
Conversion of Class B to Class A Common Stock	1	(1)	—	—	—	—	—
Net income	—	—	—	—	5,607	—	5,607
Other comprehensive income	—	—	—	—	—	1,652	1,652
Balance at March 31, 2025	$31	$34	$65	$74,785	$83,248	$(6,593)	$151,505
Net income	—	—	—	—	4,584	—	4,584
Other comprehensive income	—	—	—	—	—	859	859
Balance at June 30, 2025	$31	$34	$65	$74,785	$87,832	$(5,734)	$156,948
Conversion of Class B to Class A Common Stock	1	(1)	—	—	—	—	—
Net income	—	—	—	—	4,702	—	4,702
Other comprehensive income	—	—	—	—	—	1,446	1,446
Balance at September 30, 2025	$32	$33	$65	$74,785	$92,534	$(4,288)	$163,096

Balance at December 31, 2025	$33	$32	$65	$74,785	$97,878	$(3,509)	$169,219
Net income	—	—	—	—	7,072	—	7,072
Other comprehensive loss	—	—	—	—	—	(1,416)	(1,416)
Balance at March 31, 2026[4]	$33	$32	$65	$74,785	$104,950	$(4,925)	$174,875
Conversion of Class B to Class A Common Stock	1	(1)	—	—	—	—	—
Net income	—	—	—	—	9,512	—	9,512
Other comprehensive loss	—	—	—	—	—	(741)	(741)
Balance at June 30, 2026	$34	$31	$65	$74,785	$114,462	$(5,666)	$183,646
Net income	—	—	—	—	10,925	—	10,925
Other comprehensive loss	—	—	—	—	—	(2,730)	(2,730)
Balance at September 30, 2026[4]	$34	$31	$65	$74,785	$125,387	$(8,396)	$191,841
See Notes to Consolidated Financial Statements.

4 During the three months ended March 31, 2026 and September 30, 2026, 31,790 and 14,960, respectively, shares of Class B Common Stock were converted into an equal number of shares of Class A Common Stock. The aggregate par-value effect rounded to zero and is not separately reflected as a line item above.

Chain Bridge Bancorp, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$27,509	$14,893
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	460	354
Discount accretion on investment securities, net	(2,428)	(2,927)
Recapture of impairment loss on securities previously recognized in earnings	(2)	(2)
Fair value adjustment (gain) loss on equity security	26	(14)
Provision for (recapture of) loan credit losses	125	(404)
Recapture of securities credit losses	(64)	(69)
Gain on sale of mortgage loans	(9)	(55)
Origination of loans held for sale	(1,254)	(3,538)
Proceeds from sale of loans	1,263	3,909
Deferred income tax expense	2	—
Changes in assets and liabilities:
Net increase in accrued interest receivable and other assets	(3,925)	(2,684)
Net increase (decrease) in accrued interest payable, accrued expenses and other liabilities	896	(224)
Net cash provided by operating activities	22,599	9,239
Cash flows from investing activities
Securities available for sale:
Purchases of securities	(438,282)	(498,213)
Proceeds from calls, maturities, and paydowns	365,128	316,911
Securities held to maturity:
Proceeds from calls, maturities and paydowns	47,905	16,539
Purchase of restricted securities, net	(380)	(497)
Reinvestment of dividends on equity security	(13)	(12)
Net (increase) decrease in loans	(29,700)	29,203
Purchases of premises and equipment	(3,960)	(2,831)
Net cash used in investing activities	(59,302)	(138,900)
Cash flows from financing activities
Net increase in noninterest-bearing, savings, interest-bearing checking and money market deposits	493,797	116,894
Net decrease in time deposits	(2,140)	(2,289)
Net cash provided by financing activities	491,657	114,605
Net increase (decrease) in cash and cash equivalents	454,954	(15,056)
Cash and cash equivalents, beginning of period	586,630	410,739
Cash and cash equivalents, end of period	$1,041,584	$395,683
Supplemental disclosures of cash flow information
Cash payments for interest	$1,971	$3,042
Cash payments for taxes	$6,528	$3,545
Supplemental disclosures of noncash investing activities
Fair value adjustment for available for sale securities	$(6,751)	$4,171
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
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for any other interim period or for the full year.
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

Note 2. Securities & Allowance for Securities Credit Losses
The Company invests in a variety of debt securities, principally obligations of the U.S. government and federal agencies, mortgage-backed securities, state and municipal agencies, and corporations. As of September 30, 2026 and December 31, 2025, all debt securities were classified as held to maturity (“HTM”) or available for sale (“AFS”).
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

Notes to Unaudited Consolidated Financial Statements

The following tables summarize the amortized cost, gross unrealized gains and losses, fair value and allowance for credit losses of AFS and HTM debt securities at September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$475,281	$6	$(3,132)	$472,155	$—
Mortgage-backed securities	3,833	1	(565)	3,269	—
Corporate bonds	91,413	1	(1,437)	89,977	—
State and municipal securities	116,688	2	(3,722)	112,968	—
Total securities available for sale	$687,215	$10	$(8,856)	$678,369	$—
Securities held to maturity:
U.S. government and federal agencies	$80,822	$—	$(6,120)	$74,702	$—
Mortgage-backed securities	867	—	(77)	790	—
Corporate bonds	20,461	8	(194)	20,275	(38)
State and municipal securities	106,413	—	(8,792)	97,621	(26)
Total securities held to maturity	$208,563	$8	$(15,183)	$193,388	$(64)
Total securities	$895,778	$18	$(24,039)	$871,757	$(64)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Allowance for Credit Losses
Securities available for sale:
U.S. government and federal agencies	$438,351	$805	$(833)	$438,323	$—
Mortgage-backed securities	5,670	1	(344)	5,327	—
Corporate bonds	62,796	283	(171)	62,908	—
State and municipal securities	104,082	191	(2,027)	102,246	—
Total securities available for sale	$610,899	$1,280	$(3,375)	$608,804	$—
Securities held to maturity:
U.S. government and federal agencies	$96,440	$2	$(4,887)	$91,555	$—
Mortgage-backed securities	1,150	—	(3)	1,147	—
Corporate bonds	43,891	65	(429)	43,527	(99)
State and municipal securities	115,157	11	(6,121)	109,047	(29)
Total securities held to maturity	$256,638	$78	$(11,440)	$245,276	$(128)
Total securities	$867,537	$1,358	$(14,815)	$854,080	$(128)
There were no holdings of municipal or corporate debt securities that equaled or exceeded 10.0% of stockholders’ equity at September 30, 2026 and December 31, 2025.
There were no securities pledged to secure any borrowing source at September 30, 2026 and December 31, 2025.
Proceeds from calls, maturities, and paydowns of debt securities available for sale totaled $365.1 million for the nine months ended September 30, 2026 and $316.9 million for the nine months ended September 30, 2025. Proceeds from calls, maturities, and paydowns of debt securities held to maturity totaled $47.9 million and $16.5 million for the nine month periods ended September 30, 2026 and 2025, respectively.
During the nine months ended September 30, 2026 and 2025, the Company did not sell any AFS securities. One AFS security was disposed of through a tender offer by the security’s issuer during each period. The proceeds received for each security approximated its amortized cost, and neither transaction resulted in a material gain or loss.

Notes to Unaudited Consolidated Financial Statements

Management classifies bonds as HTM only when the Company has the ability and intent to hold the bond to maturity, and certain sales or transfers of HTM could call into question management’s ability or intent to hold the remaining HTM bond portfolio to maturity, thereby “tainting” the entire portfolio and triggering a reclassification of the entire portfolio to available for sale. However, there are limited situations, including evidence of deterioration in the issuer’s creditworthiness, in which the Company could sell an HTM bond without tainting the remaining HTM portfolio. During the nine months ended September 30, 2026 and 2025, the Company did not sell any HTM bonds.
The amortized cost and fair value of debt securities by contractual maturity at September 30, 2026 is as follows (dollars in thousands):

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$425,126	$424,212	$41,100	$40,689
After one year through five years	253,324	246,428	146,043	134,385
After five years through ten years	4,714	4,223	20,553	17,524
Over ten years	4,051	3,506	867	790
Total	$687,215	$678,369	$208,563	$193,388
Expected maturities may differ from contractual maturities if issuers have the right to call or repay obligations with or without prepayment penalties.
The following table shows the gross unrealized losses and fair value of the Company’s AFS debt securities with unrealized losses aggregated by investment category and length of time that individual debt securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(2,187)	$426,270	$(945)	$10,997	$(3,132)	$437,267
Mortgage-backed securities	—	5	(565)	3,228	(565)	3,233
Corporate bonds	(1,357)	82,952	(80)	6,529	(1,437)	89,481
State and municipal securities	(1,062)	68,386	(2,660)	41,195	(3,722)	109,581
Total securities available for sale	$(4,606)	$577,613	$(4,250)	$61,949	$(8,856)	$639,562

	December 31, 2025
	Less Than Twelve Months		Over Twelve Months		Total
	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value
Securities available for sale:
U.S. government and federal agencies	$(6)	$10,108	$(827)	$14,599	$(833)	$24,707
Mortgage-backed securities	—	—	(344)	5,283	(344)	5,283
Corporate bonds	(25)	9,501	(146)	8,646	(171)	18,147
State and municipal securities	(18)	9,491	(2,009)	54,317	(2,027)	63,808
Total securities available for sale	$(49)	$29,100	$(3,326)	$82,845	$(3,375)	$111,945
In the AFS portfolio at September 30, 2026, 59 out of 62 debt securities of the U.S. government and federal agencies, 8 out of 12 mortgage-backed securities, 183 out of 184 corporate bonds, and 330 out of 341 state and municipal securities were in an unrealized loss position. All of the Company’s investment portfolio was evaluated under the monitoring process described in Note 1 of the audited consolidated financial statements for the year ended December 31, 2025, contained

Notes to Unaudited Consolidated Financial Statements

within the Form 10-K, and all investments were deemed investment grade. All of the unrealized losses are attributed to changes in market interest rates, and are not a result of deterioration of creditworthiness among any of the issuers.
Of the total AFS and HTM portfolio at September 30, 2026 and December 31, 2025, 852 and 595 debt securities had unrealized losses with aggregate impairment of 2.7% and 1.7%, respectively, of the Company’s amortized cost basis. These unrealized losses related principally to interest rate movements and not the creditworthiness of the issuer. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. Credit loss allowances for the AFS and HTM portfolios are described in the following sections.
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
The Company did not record an ACL on the AFS debt securities at September 30, 2026, December 31, 2025, and September 30, 2025. The Company has evaluated these debt securities for credit-related impairment at the reporting date and concluded that no impairment existed. In analyzing an issuer’s financial condition, management considers whether the debt securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports, and correlations between fair value changes and interest rate changes among instruments that are not credit sensitive. All AFS debt securities were current with no debt securities past due or on non-accrual as of September 30, 2026 and December 31, 2025. The Company considers the unrealized losses on the debt securities as of September 30, 2026 and December 31, 2025 to be related to fluctuations in market conditions, primarily interest rates, and is not reflective of deterioration in credit.
There were no provisions, write offs, or recoveries on AFS debt securities recorded during the three and nine months ended September 30, 2026 and 2025.
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
The following table presents the amortized cost of HTM debt securities as of September 30, 2026 and December 31, 2025 by security type and credit rating (dollars in thousands):

	September 30, 2026
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$80,822	$867	$7,001	$106,413	$195,103
BBB / BB / B	—	—	13,460	—	13,460
Total	$80,822	$867	$20,461	$106,413	$208,563

Notes to Unaudited Consolidated Financial Statements

	December 31, 2025
	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
AAA / AA / A	$96,440	$1,150	$14,025	$115,157	$226,772
BBB / BB / B	—	—	29,866	—	29,866
Total	$96,440	$1,150	$43,891	$115,157	$256,638
The following tables summarize the change in the allowance for credit losses on HTM debt securities for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	September 30, 2026
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, June 30, 2026	$—	$—	$64	$27	$91
Recapture of credit losses	—	—	(26)	(1)	(27)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, September 30, 2026	$—	$—	$38	$26	$64

	September 30, 2025
For the three months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, June 30, 2025	$—	$—	$114	$30	$144
Recapture of credit losses	—	—	(10)	(1)	(11)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, September 30, 2025	$—	$—	$104	$29	$133

	September 30, 2026
For the nine months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, December 31, 2025	$—	$—	$99	$29	$128
Recapture of credit losses	—	—	(61)	(3)	(64)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, September 30, 2026	$—	$—	$38	$26	$64

Notes to Unaudited Consolidated Financial Statements

	September 30, 2025
For the nine months ended	U.S. Government and Federal Agencies	Mortgage Backed Securities	Corporate Bonds	State and Municipal Securities	Total HTM Securities
Allowance for credit losses:
Beginning balance, December 31, 2024	$—	$—	$171	$31	$202
Recapture of credit losses	—	—	(67)	(2)	(69)
Write offs charged against the allowance	—	—	—	—	—
Recoveries of amounts previously written off	—	—	—	—	—
Ending balance, September 30, 2025	$—	$—	$104	$29	$133

At September 30, 2026 and December 31, 2025, the Company had no HTM debt securities that were 30 days or more past due as to principal and interest payments. The Company had no debt securities held to maturity classified as non-accrual as of September 30, 2026 and December 31, 2025.
Equity Securities
The Company reported a fair value loss of $21 thousand in its equity security holding during the three month period ended September 30, 2026 and fair value gain of $5 thousand for the three month period ended September 30, 2025. The Company reported a fair value loss of $26 thousand for the nine month period ended September 30, 2026 and a fair value gain of $14 thousand for the nine month period ended September 30, 2025. The gains and losses were reflected in the “other income” component of noninterest income on the consolidated statements of income.
Note 3. Loans and Allowance for Loan Credit Losses
A summary of the composition of the loan portfolio at September 30, 2026 and December 31, 2025 is presented below (dollars in thousands):

	September 30, 2026	December 31, 2025
Commercial real estate	$48,532	$48,278
Commercial	31,184	4,521
Residential real estate closed-end	202,206	201,060
Other consumer loans	22,501	20,900
	304,423	274,759
Less allowance for credit losses	(4,185)	(4,096)
Loans, net	$300,238	$270,663
Overdrafts totaling $20 thousand and $58 thousand at September 30, 2026 and December 31, 2025, respectively, were reclassified from deposits to loans.
The totals above include deferred costs (net of deferred fees) of $576 thousand at September 30, 2026 and $518 thousand at December 31, 2025.

Notes to Unaudited Consolidated Financial Statements

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	September 30, 2026
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the three months ended
Allowance for credit losses:
Beginning balance, June 30, 2026	$949	$75	$2,406	$284	$3,714
Provision for (recapture of) credit losses	86	431	8	(18)	507
Loans charged-off	—	—	(36)	—	(36)
Recoveries collected	—	—	—	—	—
Ending balance, September 30, 2026	$1,035	$506	$2,378	$266	$4,185

	September 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the three months ended
Allowance for credit losses:
Beginning balance, June 30, 2025	$1,307	$88	$2,560	$238	$4,193
Provision for (recapture of) credit losses	(10)	(11)	(89)	27	(83)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, September 30, 2025	$1,297	$77	$2,471	$265	$4,110

	September 30, 2026
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the nine months ended
Allowance for credit losses:
Beginning balance, December 31, 2025	$1,468	$73	$2,324	$231	$4,096
Provision for (recapture of) credit losses	(433)	433	90	35	125
Loans charged-off	—	—	(36)	—	(36)
Recoveries collected	—	—	—	—	—
Ending balance, September 30, 2026	$1,035	$506	$2,378	$266	$4,185

	September 30, 2025
	Commercial Real Estate	Commercial	Residential Real Estate Closed-End	Other Consumer Loans	Total
For the nine months ended
Allowance for credit losses:
Beginning balance, December 31, 2024	$1,140	$483	$2,644	$247	$4,514
Provision for (recapture of) credit losses	157	(406)	(173)	18	(404)
Loans charged-off	—	—	—	—	—
Recoveries collected	—	—	—	—	—
Ending balance, September 30, 2025	$1,297	$77	$2,471	$265	$4,110
During the third quarter of 2026, one residential mortgage loan was placed on nonaccrual status. The Bank elected to sell the loan rather than pursue collection and completed the sale on September 30, 2026. Upon transfer of this loan to held for sale, the $36 thousand difference between the loan’s amortized cost and the fair value was charged to the allowance for

Notes to Unaudited Consolidated Financial Statements

credit losses. There were no nonaccrual loans, loans 90 days past due and still accruing, or past due for 30 or more days as of September 30, 2026 and December 31, 2025.
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company’s loan risk grading system and ongoing monitoring process is discussed in the Notes to the Consolidated Financial Statements in our Form 10-K. The following table presents the outstanding balance of the loan portfolio, by year of origination, loan classification, and credit quality, as of September 30, 2026 and December 31, 2025 (dollars in thousands), as well as gross charge-offs for the respective nine and twelve month periods then ended:

Notes to Unaudited Consolidated Financial Statements

September 30, 2026	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2026	2025	2024	2023	2022	Prior
Commercial real estate
Pass	$5,553	$4,491	$1,310	$2,444	$3,337	$27,852	$—	$—	$44,987
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,605	1,940	—	—	3,545
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$5,553	$4,491	$1,310	$2,444	$4,942	$29,792	$—	$—	$48,532
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$547	$440	$20	$—	$500	$767	$28,910	$—	$31,184
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$547	$440	$20	$—	$500	$767	$28,910	$—	$31,184
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate closed-end
Pass	$14,843	$12,282	$10,307	$10,674	$43,515	$105,670	$—	$4,517	$201,808
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	398	—	—	398
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$14,843	$12,282	$10,307	$10,674	$43,515	$106,068	$—	$4,517	$202,206
Current period gross charge-offs	$—	$—	$—	$—	$—	$36	$—	$—	$36

Other consumer loans
Pass	$—	$23	$6	$—	$—	$—	$22,472	$—	$22,501
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$—	$23	$6	$—	$—	$—	$22,472	$—	$22,501
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$20,943	$17,236	$11,643	$13,118	$47,352	$134,289	$51,382	$4,517	$300,480
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	1,605	2,338	—	—	3,943
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Portfolio Loans	$20,943	$17,236	$11,643	$13,118	$48,957	$136,627	$51,382	$4,517	$304,423
Current period gross charge-offs	$—	$—	$—	$—	$—	$36	$—	$—	$36

Notes to Unaudited Consolidated Financial Statements

December 31, 2025	Term Loans by Year of Origination						Revolving Loans	Revolving to Term Loans	Total
	2025	2024	2023	2022	2021	Prior
Commercial real estate
Pass	$4,492	$2,808	$2,480	$3,074	$6,311	$23,778	$—	$—	$42,943
Special Mention	—	—	—	—	1,469	—	—	—	1,469
Substandard	—	—	—	1,635	494	1,737	—	—	3,866
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$4,492	$2,808	$2,480	$4,709	$8,274	$25,515	$—	$—	$48,278
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$211	$322	$—	$500	$4	$933	$2,551	$—	$4,521
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$211	$322	$—	$500	$4	$933	$2,551	$—	$4,521
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate closed-end
Pass	$12,901	$13,961	$12,398	$45,177	$40,709	$75,587	$—	$—	$200,733
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	327	—	—	327
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$12,901	$13,961	$12,398	$45,177	$40,709	$75,914	$—	$—	$201,060
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer loans
Pass	$42	$11	$—	$—	$8	$—	$20,839	$—	$20,900
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total	$42	$11	$—	$—	$8	$—	$20,839	$—	$20,900
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total Portfolio Loans
Pass	$17,646	$17,102	$14,878	$48,751	$47,032	$100,298	$23,390	$—	$269,097
Special Mention	—	—	—	—	1,469	—	—	—	1,469
Substandard	—	—	—	1,635	494	2,064	—	—	4,193
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total Portfolio Loans	$17,646	$17,102	$14,878	$50,386	$48,995	$102,362	$23,390	$—	$274,759
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Collateral Dependent Loans
FASB ASC Topic 326 describes a collateral-dependent asset as a financial asset for which the repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower, based on management’s assessment, is experiencing financial difficulty as of the reporting date. Whether the underlying collateral is expected to be a substantial source of repayment for an asset depends on the availability, reliability, and capacity of sources other than the collateral to repay the debt. Collateral-dependent loans are individually evaluated for expected credit losses as of the reporting date, and they are removed from their respective pools of collectively evaluated assets. Expected credit losses for

Notes to Unaudited Consolidated Financial Statements

these types of assets are based on the fair value of the collateral at the measurement date, adjusted for estimated selling costs. There were no collateral-dependent loans that were individually evaluated for purposes of determining the allowance for credit losses under FASB ASC Topic 326 as of September 30, 2026 and December 31, 2025.
Modifications to Borrowers Experiencing Financial Difficulty
The Company may modify loans to borrowers in financial distress by providing principal forgiveness, term extension, and other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. There were no loan modifications provided to borrowers exhibiting financial distress during the nine months ended September 30, 2026 and 2025, and there were no such prior modifications in existence during the periods reported. During the reported periods, there were no payment defaults from any such loans during the twelve months following the modification because no such modifications were in existence during the periods.
Related Party Loan Transactions
Officers, directors and their affiliates had loans outstanding with the Company of $7.9 million and $8.4 million as of September 30, 2026 and December 31, 2025, respectively. The decrease in loans outstanding relates to principal payments and a payoff. These transactions occurred in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons.
Note 4. Deposits
The Bank held no deposits classified as brokered as of September 30, 2026 and December 31, 2025. To achieve full insurance from the FDIC, some of the Bank’s depositors have enrolled in the ICS program offered by the Bank through the IntraFi® network. When accounts are enrolled in this service, the Bank must elect, for each account, whether it will receive a reciprocal deposit balance or sell the deposit balance. Reciprocal deposits through ICS held on the consolidated balance sheets were $26.0 million and $106.7 million as of September 30, 2026 and December 31, 2025, respectively. Total ICS One-Way Sell® deposits of $498.5 million and $359.9 million as of September 30, 2026, and December 31, 2025, respectively, were sold to the network and excluded from the Company’s consolidated balance sheets. The Company receives fee income for deposits that are sold, which is reported under deposit placement services income on the consolidated statements of income.
The Bank’s deposit balances have historically exhibited seasonality surrounding federal election cycles, where political organization deposits generally increase in the quarters leading up to federal elections and decline in the quarters during and after the elections. Consistent with this trend, as of September 30, 2026, the Bank maintained elevated deposit levels ahead of the November 2026 federal elections, with deposits reported on the balance sheet totaling $2.1 billion, and One-Way Sell deposits totaling $498.5 million. Entering the fourth quarter of 2026, between October 1, 2026 and November 9, 2026, the date prior to the filing of this quarterly report, total deposits reported on the balance sheet, including reciprocal ICS deposits, have ranged from approximately $1.5 billion to $2.1 billion, and ICS One-Way Sell accounts have approximately ranged from a minimum of $168.5 million to a maximum of $507.9 million. At the close of business on November 9, 2026, total deposits were $1.5 billion and ICS One-Way Sell accounts were $170.7 million. Declines in the volume of deposits retained on the balance sheet will cause net interest income to decrease, and declines in ICS One-Way Sell balances will cause noninterest income to decrease. The amount and timing of these deposit inflows and outflows are difficult to predict and may differ from historical patterns.
As of September 30, 2026, there was one client with an individual deposit balance exceeding 5.0% of total deposits. The total deposit balance related to this client was $155.4 million or 7.5% of total deposits. As of December 31, 2025, there were no clients whose individual deposit balances exceeded 5.0% of total deposits.
Note 5. Borrowings
Available Lines of Credit
The Bank maintains eligibility for a secured line of credit with the FHLB. To establish credit availability, the Bank will typically pledge eligible 1-4 family residential real estate loans from its loan portfolio as collateral. At September 30, 2026 and December 31, 2025, the Bank had not pledged any collateral to the FHLB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
The Bank also maintains eligibility for a secured line of credit with the FRB, and will typically pledge investment securities to establish credit availability. At September 30, 2026 and December 31, 2025, the Bank had not pledged any collateral to the FRB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.

Notes to Unaudited Consolidated Financial Statements

On February 20, 2026, the Company entered into a $15.0 million unsecured revolving credit facility with a correspondent bank. The facility matures on February 20, 2027 and may be extended for up to two additional one-year periods at the Company’s option, subject to compliance with the agreement’s terms. Borrowings under the facility bear interest at a variable rate based on 1.30% plus the greater of 1-Month Term SOFR or 1.00%. The agreement includes customary financial and negative covenants applicable to the Company and its bank subsidiary, none of which were in violation as of September 30, 2026. As of September 30, 2026, no amounts were outstanding under the facility.
Short-Term Borrowing Facilities
As of September 30, 2026 and December 31, 2025, the Company had no outstanding short-term borrowings. The Bank maintains access to unsecured federal funds purchase lines of credit with:
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
As of September 30, 2026 and December 31, 2025, the Bank had no outstanding balances under these federal funds purchase lines.
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

Notes to Unaudited Consolidated Financial Statements

Securities Available for Sale & Equity Securities
Debt securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data (Level 2). If the inputs used to provide the evaluation for certain securities are unobservable and/or there is little, if any, market activity, then the security would fall to the lowest level of the hierarchy (Level 3).
The Company’s investment portfolio is valued using fair value measurements that are considered to be Level 1 or Level 2 but may also include Level 3 measurements if required by the composition of the portfolio. The Bank has contracted with a securities portfolio accounting service provider for valuation of its portfolio. The provider obtains valuations for direct obligations of the U.S. Treasury, exchange-listed stock, and preferred stock from online real-time databases. For other securities, particularly certain municipal and corporate securities, the provider uses subscription pricing services such as ICE Data Pricing and Reference Data, LLC, an ICE Data Services Company, and Bloomberg L.P. Valuation Service System. The provider values a limited number of securities for the Company’s portfolio, including certain municipal and corporate securities, using internally developed pricing software that relies on the individual securities’ characteristics as well as market observations for other similar securities.
The following table presents the balances of financial assets measured at fair value on a recurring basis (dollars in thousands):

		Fair Value Measurements Using
Financial Assets	Balances	Level 1	Level 2	Level 3
As of September 30, 2026:
Available for sale securities:
U.S. government and federal agencies	$472,155	$471,662	$493	$—
Mortgage-backed securities	3,269	—	3,269	—
Corporate bonds	89,977	—	89,977	—
State and municipal securities	112,968	—	112,968	—
Total available for sale securities	$678,369	$471,662	$206,707	$—
Equity securities	534	534	—	—
Total	$678,903	$472,196	$206,707	$—
As of December 31, 2025:
Available for sale securities:
U.S. government and federal agencies	$438,323	$437,339	$984	$—
Mortgage-backed securities	5,327	—	5,327	—
Corporate bonds	62,908	489	62,419	—
State and municipal securities	102,246	—	102,246	—
Total available for sale securities	$608,804	$437,828	$170,976	$—
Equity securities	547	547	—	—
Total	$609,351	$438,375	$170,976	$—
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

Notes to Unaudited Consolidated Financial Statements

The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property using an income approach or is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant using observable market data. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments are recorded in the period incurred as a provision for loan credit losses on the consolidated statements of income. There were no collateral dependent loans, and therefore no recorded reserve as of September 30, 2026 and December 31, 2025.
Other Real Estate Owned
OREO is measured at fair value less costs to sell. Valuation of OREO is determined using current appraisals from independent parties, a Level 2 input. If current appraisals cannot be obtained, or if declines in value are identified after a recent appraisal is received, appraisal values may be discounted, resulting in a Level 3 estimate. If the Company markets the property with a realtor, estimated selling costs reduce the fair value, resulting in a valuation based on Level 3 inputs. Fair value adjustments are recorded in the period incurred and expensed against current earnings. The Bank held no OREO at September 30, 2026 and December 31, 2025.
Loans Held for Sale
Loans held for sale are carried at the lower of cost or fair value. These loans currently consist of 1-4 family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, the Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at September 30, 2026 or December 31, 2025.
There were no assets measured at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025.
Fair Value of Financial Instruments
The following tables present the carrying value and estimated fair value including the level within the fair value hierarchy of the Company’s financial instruments as of September 30, 2026 and December 31, 2025 (dollars in thousands):

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of September 30, 2026:
Financial assets:
Cash and cash equivalents	$1,041,584	$1,041,584	$—	$—	$1,041,584
Securities available for sale	678,369	471,662	206,707	—	678,369
Securities held to maturity, net	208,499	71,773	121,615	—	193,388
Equity securities	534	534	—	—	534
Restricted securities	3,763	—	3,763	—	3,763
Loans, net	300,238	—	—	289,457	289,457
Accrued interest receivable	10,763	—	10,763	—	10,763
Financial liabilities:
Time deposits	7,093	—	—	7,009	7,009
Accrued interest payable	14	—	14	—	14

Notes to Unaudited Consolidated Financial Statements

	Carrying Amount	Fair Value Measurements Using			Total Fair Value
		Level 1	Level 2	Level 3
As of December 31, 2025:
Financial assets:
Cash and cash equivalents	$586,630	$586,630	$—	$—	$586,630
Securities available for sale	608,804	437,828	170,976	—	608,804
Securities held to maturity, net	256,510	85,681	159,595	—	245,276
Equity securities	547	547	—	—	547
Restricted securities	3,383	—	3,383	—	3,383
Loans, net	270,663	—	—	265,971	265,971
Accrued interest receivable	7,108	—	7,108	—	7,108
Financial liabilities:
Time deposits	9,233	—	—	9,204	9,204
Accrued interest payable	32	—	32	—	32

Note 7. Accumulated Other Comprehensive Loss
The following table presents the changes in each component in accumulated other comprehensive loss, net of tax for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Unrealized Loss on Available for Sale Securities	Unrealized Loss on Securities Transferred from Available for Sale to Held to Maturity	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(5,525)	$(2,720)	$(8,245)
Unrealized holding gains, net of tax of $876	3,295	—	3,295
Amortization of unrealized holding losses, net of tax of $176	—	662	662
Balance at September 30, 2025	$(2,230)	$(2,058)	$(4,288)
Balance at December 31, 2025	$(1,656)	$(1,853)	$(3,509)
Unrealized holding losses, net of tax of $1,419	(5,332)	—	(5,332)
Amortization of unrealized holding losses, net of tax of $119	—	445	445
Balance at September 30, 2026	$(6,988)	$(1,408)	$(8,396)

There were no amounts reclassified out of accumulated other comprehensive loss for the three and nine months ended September 30, 2026 and 2025.
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
When declared by the Company’s Board of Directors, holders of Class A Common Stock and Class B Common Stock are entitled to receive dividends equally and ratably on a per-share basis. The Company did not pay dividends to any stockholder during the nine month periods ended September 30, 2026 and 2025.

Notes to Unaudited Consolidated Financial Statements

Under the two-class method, earnings available to common stockholders are allocated ratably on a per-share basis between Class A Common Stock and Class B Common Stock. The table below provides a reconciliation of the combined Class A and Class B Common Stock numerators and denominators of the earnings per share computations (dollars in thousands, except per share data). The basic and diluted share counts are the same because there are no potentially dilutive instruments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$10,925	$4,702	$27,509	$14,893
Dividends declared on common stock
Class A Common Stock	—	—	—	—
Class B Common Stock	—	—	—	—
Undistributed net income for basic and diluted earnings per share	$10,925	$4,702	$27,509	$14,893

Weighted average shares outstanding
Class A Common Stock	3,395,643	3,165,689	3,360,836	3,127,087
Class B Common Stock	3,166,174	3,396,128	3,200,981	3,434,730
Weighted average shares outstanding, basic and diluted	6,561,817	6,561,817	6,561,817	6,561,817

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Earnings per common share, basic and diluted
Class A Common Stock
Per share dividends distributed	$—	$—	$—	$—
Undistributed earnings per share	1.66	0.72	4.19	2.27
Total basic and diluted earnings per share - Class A Common Stock	$1.66	$0.72	$4.19	$2.27

Class B Common Stock
Per share dividends distributed	$—	$—	$—	$—
Undistributed earnings per share	1.66	0.72	4.19	2.27
Total basic and diluted earnings per share - Class B Common Stock	$1.66	$0.72	$4.19	$2.27

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
Nine Months Ended September 30, 2026 Highlights
Highlights of our results of operations and financial condition as of and for the nine months ended September 30, 2026 are provided below.
Financial Performance
•Consolidated net income was $27.5 million for the nine months ended September 30, 2026, compared to $14.9 million for the nine months ended September 30, 2025. Earnings per share for the nine months ended September 30, 2026 was $4.19, compared to $2.27 for the nine months ended September 30, 2025.
•Net interest income, before provision for (recapture of) credit losses, was $51.9 million for the nine months ended September 30, 2026, compared to $37.9 million for the nine months ended September 30, 2025. Net interest income, after provision for (recapture of) credit losses, was $51.8 million for the nine months ended September 30, 2026, compared to $38.4 million for the nine months ended September 30, 2025.
•Return on average equity was 20.31% for the nine months ended September 30, 2026, compared to 12.93% for the nine months ended September 30, 2025.
•Return on average assets for the nine months ended September 30, 2026 was 1.81%, compared to 1.33% for the nine months ended September 30, 2025.
•Return on average RWA was 9.46% for the nine months ended September 30, 2026, compared to 5.16% for the nine months ended September 30, 2025.5
5 Return on average RWA is calculated as net income divided by average RWA. Average RWA are calculated using the last four quarter ends.

Balance Sheet
•Total assets were $2.3 billion as of September 30, 2026, compared to $1.8 billion as of December 31, 2025.
•Total deposits were $2.1 billion as of September 30, 2026, compared to $1.6 billion as of December 31, 2025. Excluded from these totals are One-Way Sell deposits, which are sold to the ICS network. These One-Way Sell deposits amounted to $498.5 million as of September 30, 2026, compared to $359.9 million as of December 31, 2025.
•No non-performing assets or OREO were reported as of September 30, 2026 or December 31, 2025.
•Cash balances held at the Federal Reserve were $1.0 billion as of September 30, 2026, compared to $580.9 million as of December 31, 2025.
•As of September 30, 2026, the total debt securities portfolio balance was $886.9 million, compared to $865.3 million as of December 31, 2025.
•Book value per share was $29.24 as of September 30, 2026, compared to $25.79 as of December 31, 2025.
•As of September 30, 2026, the Company had a total risk-based capital ratio of 48.36% and a tier 1 risk-based capital ratio of 47.36%. The Bank exceeded the minimum requirements to be well-capitalized for bank regulatory purposes, with a total risk-based capital ratio of 47.26% and a tier 1 risk-based capital ratio of 46.25%.
•As of September 30, 2026, our liquidity ratio was 93.02%, compared to 91.86% as of December 31, 2025.
Significant Factors Impacting Our Business, Financial Condition and Results of Operations
Several key factors impact our financial performance:
Short-term interest rates: The cyclical nature of our balance sheet and our focus on liquidity cause our primary revenue source, net interest income, to be highly correlated to short-term interest rates. We strive to maintain high levels of liquidity and low loan-to-deposit ratios. Higher rates generally increase our net interest income because of our high levels of liquid interest-earning assets and low levels of interest-bearing deposits and borrowings. Conversely, if short-term interest rates fall, our net interest income would likely decrease due to our high levels of cash. In 2025, the Federal Reserve lowered the target federal funds rate on three occasions, on September 18th, October 30th, and December 11th. In 2026, the Federal Reserve increased the target federal funds rate on September 16th. This relationship between our revenue and the yield curve may differ from that of banks that have lower levels of cash and liquidity and higher loan-to-deposit ratios.
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
Federal election cycles significantly affect our deposit levels. These cycles also impact revenue-generating activities, such as wire transfers, payments, check processing, debit card usage, and treasury management services. Historically, deposits from political organizations increase in the periods leading up to federal elections followed by a decline around the elections. Election outcomes also impact the timing and scale of deposit inflows or outflows from political organizations.
Our deposit base is highly concentrated among organizations affiliated with the U.S. Republican Party and is therefore vulnerable to changes in the Republican Party’s candidates, political fortunes, strategies, or fundraising. Any event that negatively impacts the Republican Party, its ability to raise funds or its popular support, including as a result of the outcomes of the November 2026 elections, could lead to deposit outflows or impact future deposit inflows. See Item 1A, “Risk Factors — Our deposit base is highly concentrated among entities affiliated with the U.S. Republican Party.” in our Form 10-K.
In addition, certain clients organized under Section 501(c)(4) of the Internal Revenue Code as social welfare organizations may experience fluctuations in deposit balances and transaction activity in connection with issue advocacy or public policy initiatives, which may occur during election cycles. These organizations are not considered “political organizations” under the Company’s definition.

Driven by political organization deposit balances as well as growth in 501(c)(4) social welfare organizations, total consolidated deposits grew from $1.6 billion at December 31, 2025 to $2.1 billion at September 30, 2026. As of September 30, 2026, there was one client with an individual deposit balance exceeding 5.0% of total deposits. The total deposit balance related to this client was $155.4 million or 7.5% of total deposits. As of December 31, 2025, no accounts individually exceeded 5% of total consolidated deposits.
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
Economic conditions: General economic conditions, particularly in the Washington, D.C. metropolitan area, and levels of government spending influence our deposit levels and earnings. At various points throughout 2025 and 2026, we estimate that at least a majority of our deposit balances were sourced from political and 501(c)(4) organizations, which we believe reduces our direct exposure to broader economic trends. However, economic downturns may lead to declines in political donations and contributions to 501(c)(4) organizations, which could adversely affect our deposit levels and income. Additionally, national or regional recessions could increase the risk of loan defaults and negatively impact the credit quality of our municipal and corporate bonds, potentially leading to defaults.
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
These measures coincided with a partial federal government shutdown from October 1 through November 12, 2025, following a lapse in federal fiscal year 2026 appropriations. Although essential services and Treasury operations continued, the shutdown contributed to slower government payments to contractors and a temporary reduction in federal payroll disbursements within the Washington, D.C. metropolitan area. Funding has been maintained through a series of continuing resolutions and appropriations, with the most recent continuing resolution, enacted on September 2, 2026, providing funding through December 11, 2026.
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
Monetary Policy: We rely on the Federal Reserve’s payment of interest on reserve balances as a source of interest income. The required reserve balance and the rate of interest paid on reserve balances are determined by the Federal Reserve, but Congress, through legislative action and followed by the Executive branch approval, has power to limit or revoke the Federal Reserve’s authority to pay interest on required or excess reserves. The Federal Reserve has historically adjusted its interest on reserves rate in conjunction with the federal funds rate. We are most exposed to monetary policy during federal election years when campaign-related deposits rise and we match those liabilities with short-term assets such as Federal Reserve cash balances, which reprice immediately, and Treasury bills. Although higher interest rates decrease the value of our investment securities portfolio, they increase our interest income. The Federal Reserve lowered its target federal funds rate in September, October and December of 2025 but increased its target federal funds rate in September

2026. When short-term rates decline, our net interest income will be adversely affected. The Federal Reserve has additional monetary tools that can impact our interest income through changes in rates, such as the overnight reverse repo rate and open market operations.
Regulatory and Supervisory Environment: We incur significant costs due to our regulation and supervision by the federal government. As a bank holding company, we are subject to comprehensive supervision and regulatory oversight by the Federal Reserve. The Bank’s primary regulator and supervisor is the OCC, which through regular examinations oversees our operations, risk management, compliance, and corporate governance. The Bank is also subject to FDIC secondary regulatory oversight that focuses on insurance standards, risk management practices, and overall regulatory compliance. We pay assessments to the FDIC and the OCC for their insurance and supervision. In addition, we manage our balance sheet to meet regulatory standards, such as capital ratio requirements. Failure to meet these standards may result in corrective actions, restrictions, and increased scrutiny from federal regulators. By adhering to these requirements, we aim to maintain our financial health and strengthen our market position. See Item 1, “Business — Supervision and Regulation” in our Form 10-K.
Uninsured Deposits: Most of our deposits come from commercial clients rather than retail clients, resulting in a relatively high level of account balances exceeding the FDIC coverage limits. As of September 30, 2026, we estimate that approximately 83.7% of our total deposits were not insured by the FDIC. To manage the associated risks, we aim to maintain high levels of liquidity, asset quality, and financial strength.
For clients with uninsured balances, we offer access to additional FDIC insurance coverage by placing their deposits in increments within the insurance limits at other banks through the ICS network. We typically earn fee income from ICS for deposits that are placed at other banks as One-Way Sell deposits, or we earn interest income when we choose to receive reciprocal deposits through ICS. Using the ICS program helps us to manage the size of our balance sheet. See “— Financial Condition — Deposits” below.
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
Noninterest Income. Noninterest income consists primarily of service charge income earned from deposit placement services, service charges on accounts, revenue from trust and wealth management services, gains on sale of mortgage loans, net gains or losses on sales of securities and other income. The Bank records as noninterest income deposit placement services income for One-Way Sell deposits which are sold into the ICS network. See “— Financial Condition — Deposits” for more information on these deposits. Service charges on deposit accounts include fees earned from monthly service charges, account analysis charges and interchange fee income. It also includes fees charged for transaction activities such as wire transfers, cash letters and overdrafts. Trust and wealth management income represents monthly service charges due from clients for managing and administering clients’ assets. Services include investment management and advisory services, custody of assets, trust services, and financial planning. Other income primarily relates to rental income and other minor items.
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
Data processing and communication expenses primarily relate to expenses paid to third-party providers of core processing, cloud computing and cybersecurity, a substantial component of which is paid to a core technology provider we rely on for the banking software used by our clients and back office functions. Professional services expenses include those such as internal and external audit, legal, loan review, recruiting fees, compliance audit, and compliance monitoring fees. Occupancy and equipment expenses include depreciation for buildings and improvements, fixtures and furniture, equipment, and technology related items as well as building related expenses such as utilities and maintenance costs. The Commonwealth of Virginia, where the Bank operates, levies a capital-based franchise tax on banks operating within the state, replacing the state income tax. The State of Delaware, where the Company is incorporated, levies a franchise tax based upon the number of authorized shares. FDIC and regulatory assessments represent costs incurred to cover quarterly or semi-annual payments to the FDIC or OCC for their insurance or supervision. FDIC assessments are based on a complicated matrix of factors to form an assessment rate, which is then applied to a base of quarterly average assets less quarterly tangible equity. Directors’ fees represent fees paid to our directors for board or committee meetings. Insurance expenses include costs for coverage of fidelity bond, professional liability, property and casualty, workers’ compensation and cyber liability policies. Other operating costs include other operating and administrative costs such as other vendor and employee costs, postage and printing, office supplies, marketing and business development costs, and subscriptions.
Primary Factors Used to Evaluate Our Financial Condition
The most significant factors we use to evaluate and manage our financial condition include liquidity, asset quality and capital.
Liquidity. Maintaining an adequate level of liquidity depends on our ability to efficiently meet both expected and unexpected cash flows and collateral needs without adversely affecting our daily operations or the financial condition of the Bank. Because transaction account deposits form a primary source of our funding, and generally can be withdrawn on demand, managing our liquidity is a top priority. Our account at the Federal Reserve, which held $1.0 billion as of September 30, 2026, is a primary source of our liquidity for daily and ongoing activities. Additionally, our bond portfolio is structured to provide liquidity when management anticipates it will be needed, with maturities aligned to expected cash flow requirements.
Asset Quality. We monitor the quality of our assets based upon several factors, including the level and severity of deterioration in borrower cash flows and asset quality. We aim to adjust the allowance for credit losses to reflect loan volumes, identified credit and collateral conditions, economic conditions and other qualitative factors.
Capital. We manage capital to comply with our internal planning targets and regulatory capital standards. We monitor capital levels on an ongoing basis, perform periodic evaluations under stress scenarios and project capital levels in connection with our strategic goals to ensure appropriate capital levels. We evaluate a number of capital ratios, including Tier 1 capital to total quarterly average assets (the leverage ratio) and total Tier 1 capital to risk-weighted assets.

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
Results of Operations
Net Income
The following table sets forth the principal components of net income for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest and dividend income	$20,566	$13,434	$7,132	53.1%	$53,820	$40,940	$12,880	31.5%
Interest expense	700	1,158	(458)	(39.6%)	1,954	3,022	(1,068)	(35.3%)
Net interest income	19,866	12,276	7,590	61.8%	51,866	37,918	13,948	36.8%
Provision for (recapture of) credit losses	480	(94)	574	NM	61	(473)	534	NM
Net interest income after provision for (recapture of) credit losses	19,386	12,370	7,016	56.7%	51,805	38,391	13,414	34.9%
Noninterest income	2,910	847	2,063	243.6%	8,273	2,371	5,902	248.9%
Noninterest expense	8,519	7,322	1,197	16.3%	25,414	22,052	3,362	15.2%
Net income before taxes	13,777	5,895	7,882	133.7%	34,664	18,710	15,954	85.3%
Income tax expense	2,852	1,193	1,659	139.1%	7,155	3,817	3,338	87.5%
Net income	$10,925	$4,702	$6,223	132.3%	$27,509	$14,893	$12,616	84.7%
__________
NM — Comparisons from positive to negative values or to zero values are considered not meaningful
For the three months ended September 30, 2026, our net income increased by $6.2 million compared to the three months ended September 30, 2025. This improvement was attributed to a $7.6 million, or 61.8%, increase in net interest income driven by the increase in average interest-bearing deposits and investment securities. Additionally, noninterest income increased by $2.1 million, or 243.6%, further contributing to the overall growth in net income. However, these components were partially offset by increases of $1.7 million in income tax expense, $1.2 million in noninterest expenses and $574 thousand in the provision for credit losses.
For the nine months ended September 30, 2026, our net income increased by $12.6 million compared to the nine months ended September 30, 2025. The increase was driven by a $13.9 million increase in net interest income, along with a $5.9 million increase in noninterest income, partially reduced by increases of $3.3 million in income tax expense, $3.4 million in noninterest expenses and $534 thousand in the provision for credit losses.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest and dividend income
Interest and fees on loans	$3,342	$3,251	$91	2.8%	$9,445	$10,195	$(750)	(7.4%)
Interest and dividends on securities, taxable	8,299	5,637	2,662	47.2%	24,094	15,519	8,575	55.3%
Interest on securities, tax-exempt	270	275	(5)	(1.8%)	833	836	(3)	(0.4%)
Interest on interest-bearing deposits in banks	8,655	4,271	4,384	102.6%	19,448	14,390	5,058	35.1%
Total interest and dividend income	20,566	13,434	7,132	53.1%	53,820	40,940	12,880	31.5%
Interest expense
Interest on deposits	700	1,158	(458)	(39.6%)	1,954	3,022	(1,068)	(35.3%)
Total interest expense	700	1,158	(458)	(39.6%)	1,954	3,022	(1,068)	(35.3%)
Net interest income	$19,866	$12,276	$7,590	61.8%	$51,866	$37,918	$13,948	36.8%
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

	Three Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$914,469	$8,655	3.76%	$382,434	$4,271	4.43%
Investment securities, taxable[1]	979,713	8,299	3.36%	723,820	5,637	3.09%
Investment securities, tax-exempt[1]	53,697	270	1.99%	61,020	275	1.79%
Loans	286,071	3,342	4.64%	285,908	3,251	4.51%
Total interest-earning assets	2,233,950	$20,566	3.65%	1,453,182	$13,434	3.67%
Less allowance for credit losses	(3,869)			(4,335)
Noninterest-earning assets	33,079			22,348
Total assets	$2,263,160			$1,471,195
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings, interest-bearing checking and money market accounts	$297,672	$661	0.88%	$396,100	$1,096	1.10%
Time deposits	7,260	39	2.13%	9,767	62	2.53%
Total interest-bearing liabilities	304,932	$700	0.91%	405,867	$1,158	1.13%
Noninterest-bearing liabilities
Demand deposits	1,759,682			898,669
Other liabilities	8,751			6,859
Total liabilities	2,073,365			1,311,395
Stockholders’ equity	189,795			159,800
Total liabilities and stockholders’ equity	$2,263,160			$1,471,195
Net interest income		$19,866			$12,276
Net interest margin			3.53%			3.35%

1 Average balances for securities transferred from AFS to HTM at fair value are shown at carrying value. Average balances for AFS and all other HTM bonds are shown at amortized cost.

	Nine Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Interest-bearing deposits in other banks	$696,929	$19,448	3.73%	$430,888	$14,390	4.46%
Investment securities, taxable[1]	969,831	24,094	3.32%	685,299	15,519	3.03%
Investment securities, tax-exempt[1]	55,631	833	2.00%	62,776	836	1.78%
Loans	278,322	9,445	4.54%	296,356	10,195	4.60%
Total interest-earning assets	2,000,713	$53,820	3.60%	1,475,319	$40,940	3.71%
Less allowance for credit losses	(3,980)			(4,564)
Noninterest-earning assets	31,668			21,118
Total assets	$2,028,401			$1,491,873
Liabilities and Stockholders’ Equity
Interest-bearing liabilities:
Savings, interest-bearing checking and money market accounts	$278,382	$1,823	0.88%	$358,113	$2,815	1.05%
Time deposits	8,100	131	2.16%	10,536	207	2.63%
Short-term borrowings[2]	—	—	—%	3	—	5.35%
Total interest-bearing liabilities	286,482	$1,954	0.91%	368,652	$3,022	1.10%
Noninterest-bearing liabilities
Demand deposits	1,552,526			962,562
Other liabilities	8,334			6,702
Total liabilities	1,847,342			1,337,916
Stockholders’ equity	181,059			153,957
Total liabilities and stockholders’ equity	$2,028,401			$1,491,873
Net interest income		$51,866			$37,918
Net interest margin			3.47%			3.44%
1 Average balances for securities transferred from AFS to HTM at fair value are shown at carrying value. Average balances for AFS and all other HTM bonds are shown at amortized cost.
2 The cost of short-term borrowings for the period ended September 30, 2025 reflects interest expense incurred during the period. When the amount of interest expense was less than our rounding threshold, it is displayed as $0.

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

	For the three months ended September 30, 2026 compared to 2025			For the nine months ended September 30, 2026 compared to 2025

	Increase (decrease) due to change in:
(dollars in thousands)	Average volume	Average rate	Total	Average volume	Average rate	Total
Interest-earning assets
Interest-bearing deposits in other banks	$5,941	$(1,557)	$4,384	$8,884	$(3,826)	$5,058
Taxable investment securities	1,993	669	2,662	6,442	2,133	8,575
Non-taxable investment securities	(33)	28	(5)	(95)	92	(3)
Loans	1	90	91	(620)	(130)	(750)
Total increase (decrease) in interest income	$7,902	$(770)	$7,132	$14,611	$(1,731)	$12,880
Interest-bearing liabilities
Savings, interest-bearing checking and money market accounts	$(273)	$(162)	$(435)	$(627)	$(365)	$(992)
Time deposits	(16)	(7)	(23)	(47)	(29)	(76)
Total decrease in interest expense	$(289)	$(169)	$(458)	$(674)	$(394)	$(1,068)
Increase (decrease) in net interest income	$8,191	$(601)	$7,590	$15,285	$(1,337)	$13,948
For the three months ended September 30, 2026, our net interest income increased by $7.6 million, or 61.8%, compared to the three months ended September 30, 2025. The increase in interest income was primarily driven by higher average balances in interest-bearing deposits in other banks and taxable investment securities. The average yield on the taxable investment securities portfolio also improved, reflecting a shift in mix toward higher-yielding available-for-sale securities as lower-yielding held-to-maturity securities matured, and the reinvestment of maturing corporate and municipal securities into new securities with higher yields. These factors were partially offset by lower short-term interest rates, which reduced the yield earned on interest-bearing deposits at other banks and on newly purchased U.S. Treasury securities. Additionally, a decline in the cost and size of average interest-bearing liabilities resulted in a reduction of interest expense of $458 thousand. As a result of these factors, net interest income grew faster than average interest-earning assets, and the net interest margin increased to 3.53% for the three months ended September 30, 2026, from 3.35% for the three months ended September 30, 2025.
For the nine months ended September 30, 2026, our net interest income increased by $13.9 million, or 36.8%, compared to the nine months ended September 30, 2025. The interest income increase was driven by higher average balances of interest-bearing deposits and taxable investment securities and increased rates earned on taxable investment securities portfolio balances. Although the average balance of interest-bearing deposits in other banks grew, the yield on these assets declined, tempering the effect of this asset segment. The decline in the cost and size of the interest-bearing liabilities drove the reduction in interest expense. Due to the factors described, net interest margin increased from 3.44% to 3.47% year-over-year because growth in net interest income outpaced growth in average interest-earning assets.
Interest Income
Interest and fees on loans. Loan interest income is comprised of fixed and adjustable-rate structures related to residential and commercial real estate loan products, commercial loans and other consumer loan products. Deferred loan origination fees, net of deferred loan origination costs, accrete to the loan’s yield over the life of the loan. For the three months ended September 30, 2026, our interest and fees on loans increased 2.8% to $3.3 million compared to the three months ended September 30, 2025, primarily driven by a 13 basis point increase in average yield. Although average total loan balances were essentially unchanged, the mix shifted away from lower-yielding residential mortgage loans and toward higher-yielding commercial and industrial loans, as political organizations drew on their lines of credit ahead of the 2026 federal elections.
For the nine months ended September 30, 2026, our interest and fees on loans decreased 7.4% to $9.4 million compared to the nine months ended September 30, 2025. The decline was primarily driven by an $18.0 million decrease in average total loan balances, reflecting lower average real estate loan balances and the post-election seasonality of commercial and industrial loans. The months following a general election, including the early months of 2025, often experience elevated commercial and industrial loan balances, as political organizations typically utilize their lines of credit around election periods and may repay these balances over the subsequent six to twelve months, or as cash flows allow. Average yield decreased 6 basis points, reflecting the lower proportion of higher-yielding commercial and industrial loans.
See “— Financial Condition — Loan Portfolio” below for an analysis of the composition of our loan portfolio.
Interest and dividends on securities, taxable. For the three months ended September 30, 2026, our interest and dividends on taxable securities increased 47.2% to $8.3 million from $5.6 million for the three months ended September 30, 2025. The average balance for all taxable securities drove the change, increasing $255.9 million over the comparative periods, and the yield improved 27 basis points. The yield increase primarily reflects a shift in portfolio mix toward higher-yielding available-for-sale securities as lower-yielding held-to-maturity securities matured, along with the reinvestment of maturing corporate and municipal securities at higher yields. The Company reinvested maturing bonds and invested funds from temporarily elevated deposit levels in short term U.S. Treasury securities, the majority of which have matured, or are scheduled to mature, during 2026, in alignment with the timing of expected deposit outflows.
For similar reasons, interest and dividends on taxable securities for the nine months ended September 30, 2026 increased 55.3% to $24.1 million from $15.5 million for the nine months ended September 30, 2025. The average balance for all taxable securities rose $284.5 million, and the yield increased 29 basis points.
Interest on securities, tax-exempt. In recent years, the attainable yields for any new investment in this segment and the investment landscape have left tax-exempt securities less attractive than their taxable counterparts. Accordingly, as tax-exempt securities have matured, those proceeds have been invested into available-for-sale taxable municipal securities, causing balances and income to remain stable or slightly decline over time.
See “— Financial Condition — Securities” below for an analysis of the composition of the securities portfolio, including taxable and tax-exempt securities.
Interest on interest-bearing deposits in banks. Chain Bridge earns interest for accounts held at certain correspondent banks, which are primarily reserves held at the Federal Reserve. The Federal Reserve has historically adjusted its interest on reserves rate in conjunction with the federal funds rate. The Federal Reserve started 2025 with an interest rate of 4.40% on reserve balances. During 2025, the rate was reduced by 25 basis points on three occasions—September 18th, October 30th, and December 11th—bringing it down to 3.65%. This final rate stayed in effect until September 17th, 2026 when the interest on reserve balances increased to 3.90%. For the three months ended September 30, 2026, our interest on interest-bearing deposits in banks increased by $4.4 million compared to the prior period, driven by a $532.0 million increase in average balances and offset by a 67 basis point decline in yield. The increase in the average balances of interest-bearing deposits in banks reflects deposit-driven cash flows.
For the nine months ended September 30, 2026, our interest on interest-bearing deposits in banks increased $5.1 million compared to the prior period, driven by a $266.0 million increase in average balances and offset by a 73 basis point decline in yield.
Interest Expense
Interest on deposits. The Bank pays a variable interest rate to depositors for their non-maturing savings, interest-bearing checking, and money market accounts. In addition, the Bank issues time deposits that pay a fixed rate of interest until the instrument matures. For the three months ended September 30, 2026, our interest expense on deposits decreased 39.6% compared to the three months ended September 30, 2025. The decrease was driven by both a $100.9 million decrease in average interest-bearing deposit balances due to a larger volume of ICS deposits being positioned as One-Way Sell, and a 22 basis point decrease in the average rate. For the three months ended September 30, 2026 and September 30, 2025, approximately 85.2% and 68.9%, respectively, of our average deposits were noninterest bearing.

For the nine months ended September 30, 2026, our interest on deposits decreased by $1.1 million compared to the same period of 2025, due to a 19 basis point decline in cost and a $82.2 million decline in average balances.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Provision for (recapture of) credit losses
Provision for (recapture of) loan credit losses	$507	$(83)	$590	NM	$125	$(404)	$529	NM
Recapture of securities credit losses	(27)	(11)	(16)	145.5%	(64)	(69)	5	(7.2%)
Total provision for (recapture of) credit losses	$480	$(94)	$574	NM	$61	$(473)	$534	NM
__________
NM — Comparisons from positive to negative values or to zero values are considered not meaningful
For the three months ended September 30, 2026, we recorded a net provision for credit losses of $480 thousand. Within the loan portfolio, the $507 thousand provision resulted primarily from a $431 thousand provision for the commercial portfolio reflecting $26.5 million of growth in commercial loans, primarily political organization lines of credit, and an $86 thousand provision for commercial real estate portfolio reflecting loan growth during the quarter which was partially offset by a lower reserve rate for that segment. During the quarter, one residential mortgage loan was transferred to held for sale and sold, resulting in a $36 thousand charge-off to the allowance for credit losses. Within our securities portfolio, the decreasing size and shortening time to maturity of our held to maturity securities portfolio resulted in a lower required reserve and a $27 thousand recapture in accordance with our ACL methodology.
For the nine months ended September 30, 2026, we reported a provision for credit losses of $61 thousand. Within the loan portfolio, the $125 thousand provision resulted from several offsetting factors. A recapture of $433 thousand for the commercial real estate portfolio resulted primarily from a decrease in the reserve rate, reflecting improving qualitative indicators. Offsetting this recapture was a $433 thousand provision for the commercial portfolio, reflecting growth of $26.7 million in commercial loans, primarily political organization lines of credit. The $125 thousand provision within the residential real estate and consumer loan portfolios made up the difference. Within our securities portfolio, the decreasing size and shortening time to maturity of our held to maturity securities portfolio resulted in a $64 thousand recapture.

Noninterest Income
Noninterest income consists of deposit placement services income, trust and wealth management income, service charges on deposit accounts, gains on sale of mortgage loans, and other income.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Noninterest income
Deposit placement services	$2,007	$174	$1,833	1,053.4%	$5,713	$466	$5,247	1,126.0%
Trust and wealth management	491	355	136	38.3%	1,426	930	496	53.3%
Service charges on accounts	390	250	140	56.0%	1,037	751	286	38.1%
Gain on sale of mortgage loans	7	28	(21)	(75.0%)	9	55	(46)	(83.6%)
Other income	15	40	(25)	(62.5%)	88	169	(81)	(47.9%)
Total noninterest income	$2,910	$847	$2,063	243.6%	$8,273	$2,371	$5,902	248.9%

For the three months ended September 30, 2026, our noninterest income increased by $2.1 million, or 243.6%, to $2.9 million compared to the three months ended September 30, 2025 primarily driven by an increase in deposit placement services income, which is fee income we earn on One-Way Sell deposits sold through the ICS network. For the nine months ended September 30, 2026, our noninterest income increased by $5.9 million, or 248.9%, to $8.3 million compared to the nine months ended September 30, 2025. An increase in deposit placement services income drove the change between the comparative periods, and increased income from trust and wealth management services further contributed to the overall growth in noninterest income.
Deposit placement services income. Income from deposit placement services is influenced by several factors, including changes in One-Way Sell deposit volume, shifts in the composition of deposits allocated to One-Way Sell positions, and changes in the rate paid by ICS for One-Way Sell deposits, which generally moves in line with federal funds rate adjustments. As of September 30, 2026 and September 30, 2025, One-Way Sell deposits totaled $498.5 million and $146.4 million, respectively, with average One-Way Sell deposit balances during the three and nine months ended September 30, 2026, being significantly higher than those during the comparable period ended September 30, 2025. Driven principally by these higher balances, deposit placement services income for the three months ended September 30, 2026 increased by $1.8 million compared to the three months ended September 30, 2025. On a year-over-year basis, the $5.2 million increase reflects these same factors, most notably the higher average balance of One-Way Sell deposits as compared to the nine months ended September 30, 2025. Accounts enrolled in the ICS network are further discussed under “— Financial Condition — Deposits” below.
Trust and wealth management income. For the three months ended September 30, 2026, our trust and wealth management income increased by $136 thousand, or 38.3%, compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, trust and wealth management income increased by $496 thousand, or 53.3%, compared to the nine months ended September 30, 2025. These increases were primarily due to a rise in the volume of total assets under administration, which grew to $732.6 million at September 30, 2026 from $552.4 million at September 30, 2025. The size and mix of the assets under administration drove the income growth. AUM, which produce a higher rate of income under our fee structure, increased 33.2% from September 30, 2025, while AUC increased 32.3% over the same period.
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
Service charges on accounts. For the three months ended September 30, 2026, our service charges on accounts increased by $140 thousand, or 56.0%, compared to the three months ended September 30, 2025 driven primarily by higher wire transaction volume, as well as increases in monthly account service charges and interchange fees from the Bank’s commercial credit card product. Our fee income is typically higher during the fiscal quarters leading up to and during the general election as political organization deposit account activity causes an increase in bank transactions.
For the nine months ended September 30, 2026, our service charges on accounts increased $286 thousand, or 38.1%, due to the same factors.
Gain on sale of mortgage loans. For the three and nine months ended September 30, 2026, the gain on sale of mortgages decreased by $21 thousand and $46 thousand, or 75.0% and 83.6%, respectively, compared to the three and nine months ended September 30, 2025, due to lower sales activity and related gains.
Noninterest Expense
Noninterest expense consists of salaries and employee benefits, data processing and communication expenses, professional services, occupancy and equipment expenses, state franchise taxes, FDIC and regulatory assessments, directors’ fees, marketing and business development costs, insurance expenses, and other operating expenses.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Noninterest expenses
Salaries and employee benefits	$5,138	$4,524	$614	13.6%	$14,872	$13,062	$1,810	13.9%
Data processing and communication expenses	793	767	26	3.4%	2,445	2,166	279	12.9%
Professional services	757	555	202	36.4%	2,629	2,249	380	16.9%
State franchise taxes	419	251	168	66.9%	1,147	951	196	20.6%
Occupancy and equipment expenses	360	267	93	34.8%	1,014	776	238	30.7%
FDIC and regulatory assessments	303	198	105	53.0%	813	628	185	29.5%
Insurance expenses	171	151	20	13.2%	509	453	56	12.4%
Directors’ fees	165	142	23	16.2%	562	432	130	30.1%
Other operating expenses	413	467	(54)	(11.6%)	1,423	1,335	88	6.6%
Total noninterest expenses	$8,519	$7,322	$1,197	16.3%	$25,414	$22,052	$3,362	15.2%
For the three months ended September 30, 2026, our noninterest expense increased by $1,197 thousand, or 16.3%, compared to the three months ended September 30, 2025, primarily driven by expenses associated with a larger workforce and higher professional services costs.
For the nine months ended September 30, 2026, our noninterest expenses increased by $3.4 million, or 15.2%, compared to the nine months ended September 30, 2025. The factors discussed above led to the year-over-year increase.
Salaries and employee benefits. For the three months ended September 30, 2026, our salaries and employee benefits increased by $614 thousand, or 13.6%, compared to the three months ended September 30, 2025, resulting from higher headcount and salary increases. For similar reasons, our salaries and employee benefits for the nine months ended September 30, 2026, increased by $1.8 million, or 13.9%.
Data processing and communication expenses. For the three months ended September 30, 2026, our data processing and communication expenses remained relatively stable compared to the three months ended September 30, 2025. Our data processing and communications expenses for the nine months ended September 30, 2026, increased $279 thousand, or 12.9%, driven by increased costs associated with enhanced information technology functionality.

Professional services. For the three months ended September 30, 2026, our professional services expense increased $202 thousand or 36.4%, compared to the three months ended September 30, 2025, primarily driven by an increase in legal expenses and costs to support artificial intelligence initiatives. For the nine months ended September 30, 2026, professional services expense increased by $380 thousand, or 16.9%, primarily due to higher legal expenses which were partially offset by a reduction in other professional fees such as recruiting costs.
State franchise taxes. For the three and nine months ended September 30, 2026, our state franchise taxes increased compared to the three and nine months ended September 30, 2025 primarily driven by the growth in the Bank’s capital, which forms the basis for the tax computation for our Virginia bank franchise taxes.
Occupancy and equipment expenses. For the three months ended September 30, 2026, our occupancy and equipment expenses increased $93 thousand, or 34.8% compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, our occupancy and equipment expenses increased by $238 thousand or 30.7%, compared to the nine months ended September 30, 2025. The increases were primarily driven by increased building maintenance costs and expenses associated with additional office space during the comparative periods.
FDIC and regulatory assessments. For the three months ended September 30, 2026, our FDIC and regulatory assessments expense increased $105 thousand, or 53.0% compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, our FDIC and regulatory assessments expense increased $185 thousand, or 29.5% compared to the nine months ended September 30, 2025. Growth in the Bank’s assets drove higher actual and estimated assessments for both comparative periods.
Insurance expenses. In the three and nine months ended September 30, 2026, our insurance expenses remained relatively unchanged compared to the three and nine months ended September 30, 2025.
Directors’ fees. For the three months ended September 30, 2026, our directors’ fees remained relatively unchanged compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, directors’ fees increased $130 thousand or 30.1%, compared to the nine months ended September 30, 2025. The increase was primarily due to increased compensation for directors and a higher volume of Board and Committee meetings.
Other operating costs. This segment includes other operating and administrative costs such as other vendor and employee costs, marketing and development costs, postage and printing, office supplies, and subscriptions. For the three and nine months ended September 30, 2026, the variation in our other operating costs during the period was attributable to modest offsetting fluctuations across the various expense categories comprising this segment compared to the three and nine months ended September 30, 2025.
Income Tax Expense
Income tax expense is recorded based on our pre-tax financial income adjusted for nondeductible expenses and tax-exempt income. For the three months ended September 30, 2026, our income tax expense was $2.9 million, representing an increase of 139.1%, compared to $1.2 million for the three months ended September 30, 2025. The increase was driven by the increase in pre-tax earnings, which increased 133.7% during the comparable period. For the nine months ended September 30, 2026, our income tax expense was $7.2 million, an increase of 87.5%, compared to $3.8 million in the prior year. The increase was also driven by an increase in pre-tax earnings, which increased 85.3% over the prior year comparable period.
Our effective income tax rate was 20.70% for the three months ended September 30, 2026, as compared to 20.24% for the three months ended September 30, 2025. For the nine months ended September 30, 2026, our effective tax rate rose 24 basis points from 20.40% in the prior period to 20.64% at September 30, 2026. The increase corresponded with a rise in pre-tax income, which outpaced the change in tax-exempt income, causing tax-exempt income to comprise a lower proportion of the income tax base.
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
The following table summarizes the amortized cost and weighted average yield of securities as of September 30, 2026 by contractual maturities.

	Balance as of September 30, 2026
	Available for Sale		Held to Maturity
(dollars in thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
U.S. government and federal agencies
Due in one year or less	$376,725	3.69%	$17,464	1.88%
Due after one year through five years	98,556	3.39%	57,884	1.68%
Due after five years through ten years	—	—%	5,474	2.10%
Due after ten years	—	—%	—	—%
	475,281	3.63%	80,822	1.75%
Mortgage-backed securities
Due in one year or less	—	—%	—	—%
Due after one year through five years	—	—%	—	—%
Due after five years through ten years	528	3.22%	—	—%
Due after ten years	3,305	2.89%	867	4.58%
	3,833	2.94%	867	4.58%
Corporate bonds
Due in one year or less	17,561	4.00%	13,500	3.02%
Due after one year through five years	73,356	4.44%	6,459	3.92%
Due after five years through ten years	—	—%	502	2.83%
Due after ten years	496	6.80%	—	—%
	91,413	4.37%	20,461	3.30%
State and municipal securities
Due in one year or less	30,840	3.31%	10,136	2.23%
Due after one year through five years	81,412	3.35%	81,700	2.25%
Due after five years through ten years	4,186	2.82%	14,577	2.54%
Due after ten years	250	2.95%	—	—%
	116,688	3.32%	106,413	2.28%
Total securities	$687,215	3.67%	$208,563	2.19%
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

The following table summarizes our securities portfolio by the type of securities as of the dates indicated. Available for sale securities are reported at fair value and held to maturity securities are reported at amortized cost:

	As of September 30,		As of December 31,
	2026		2025		Change
(dollars in thousands)	$	% of total securities	$	% of total securities	$	%
U.S. government treasuries	$549,495	62.0%	$527,813	61.0%	$21,682	4.1%
U.S. federal agencies securities	3,482	0.4%	6,950	0.8%	(3,468)	(49.9%)
Mortgage-backed securities	4,136	0.5%	6,477	0.7%	(2,341)	(36.1%)
Corporate bonds	110,438	12.4%	106,799	12.4%	3,639	3.4%
State and municipal securities	219,381	24.7%	217,403	25.1%	1,978	0.9%
Total securities	$886,932	100.0%	$865,442	100.0%	$21,490	2.5%
Total securities. As of September 30, 2026, the carrying value of our debt securities before the allowance for credit losses was $886.9 million, representing an increase of $21.5 million, or 2.5%, compared to $865.4 million as of December 31, 2025. The increase was primarily driven by the Bank’s partial reallocation of interest-earning assets into short-term U.S. government treasuries.
U.S. government treasuries. U.S. government treasuries represent debt securities backed by the U.S. Treasury or the full faith and credit of the U.S. government and are guaranteed as to the timely payment of interest and principal when held to maturity. As of September 30, 2026, our U.S. government treasuries increased by $21.7 million or 4.1%, compared to December 31, 2025. During 2026 we invested a portion of our excess cash reserves into short term U.S. Treasury securities, the majority of which have matured, or are scheduled to mature, during 2026.
U.S. federal agencies securities. U.S. federal agencies securities represent obligations issued by U.S. federal government agencies or government-sponsored enterprises that guarantee repayment of principal at maturity. As of September 30, 2026, our U.S. federal agencies securities decreased by $3.5 million, or 49.9%, compared to December 31, 2025 due to maturities occurring during 2026.
Mortgage-backed securities. Our mortgage-backed securities portfolio consists of pass through and agency-issued collateralized mortgage obligations. As of September 30, 2026, our mortgage-backed securities decreased by $2.3 million, or 36.1%, compared to December 31, 2025. As of September 30, 2026, mortgage-backed securities represented 0.5% of our securities portfolio.
Corporate bonds. Corporate bonds are debt obligations issued by companies to raise capital and refinance obligations of the issuer. As of September 30, 2026, our corporate bonds increased by $3.6 million, or 3.4%, compared to December 31, 2025, due to purchases with two- to three-year maturities.
State and municipal securities. State and municipal securities are debt obligations issued by state and local governments. As of September 30, 2026, our state and municipal securities increased by $2.0 million or 0.9%, compared to December 31, 2025, due to purchases with two- to three-year maturities.
Allowance for Credit Losses — Securities
Management measures expected credit losses on HTM debt securities on a collective basis by major security type (U.S. government and federal agencies, agency mortgage-backed securities, corporate bonds and state and municipal securities). We estimate expected credit losses based on our historical credit loss information as adjusted for current conditions and reasonable and supportable forecasts. Securities issued by the U.S. Treasury or government agencies are not considered to be credit sensitive as they are explicitly or implicitly guaranteed by the U.S. government, and result in expectations of zero credit loss. Accordingly, management’s analysis of credit loss considers only the corporate and municipal segments. Accrued interest receivable on HTM debt securities totaled $1.3 million as of September 30, 2026 and $1.4 million as of December 31, 2025, respectively, and was excluded from the estimate of credit losses.
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

Held to Maturity:	As of and for the three months ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Allowance for credit losses at the beginning of period	$91	$144	$128	$202
Recapture of credit losses	(27)	(11)	(64)	(69)
Total charge-offs	—	—	—	—
Total recoveries	—	—	—	—
Net (charge-offs) recoveries	—	—	—	—
Allowance for credit losses at end of period	$64	$133	$64	$133

Average HTM debt securities outstanding	$215,321	$287,019	$234,424	$292,065
Total outstanding HTM debt securities at end of each period	208,563	283,913	208,563	283,913
Ratio of allowance to total HTM debt securities outstanding at period end	0.03%	0.05%	0.03%	0.05%
Ratio of nonaccrual HTM securities to total HTM securities outstanding at period end	—%	—%	—%	—%
Ratio of allowance to nonaccrual debt securities at period end	—%	—%	—%	—%
The following table presents the allocation of the allowance for credit losses on our HTM securities portfolios by segment. There was no ACL established for the AFS portfolio as of the indicated period ends.

	As of September 30,		As of December 31,
	2026		2025
Balance at the end of each period (dollars in thousands)	Amount	% to total HTM bonds	Amount	% to total HTM bonds
U.S. government and federal agencies	$—	—%	$—	—%
Mortgage-backed securities	—	—%	—	—%
Corporate	38	0.02%	99	0.04%
State and municipal	26	0.01%	29	0.01%
Total	$64	0.03%	$128	0.05%
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

The following table summarizes our loan portfolio by the type of loans as of the dates indicated:

	As of September 30,		As of December 31,
	2026		2025		Change
(dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	$	%
Commercial real estate	$48,532	15.9%	$48,278	17.6%	$254	0.5%
Commercial	31,184	10.3%	4,521	1.6%	26,663	589.8%
Residential real estate, closed-end	202,206	66.4%	201,060	73.2%	1,146	0.6%
Other consumer loans	22,501	7.4%	20,900	7.6%	1,601	7.7%
Total	$304,423	100.0%	$274,759	100.0%	$29,664	10.8%

As of September 30, 2026, our total loans increased by $29.7 million or 10.8%, compared to December 31, 2025. The increase was primarily driven by growth in the commercial loan portfolio, with additional growth across the other loan categories.
Commercial real estate loans. Commercial real estate loans are generally long-term loans secured by a commercial property that is either owner-occupied or investor owned. This category also includes commercial construction loans and multifamily residential property loans. Elevated interest rates have increased the cost of borrowing and remote work trends continue to be a concern. Management views this as a cyclical asset class and maintains a selective approach within our defined risk appetite. As of September 30, 2026, our commercial real estate loans remained relatively stable, increasing by $254 thousand, or 0.5%, compared to December 31, 2025.
As of September 30, 2026, our commercial real estate portfolio included owner-occupied and non-owner-occupied commercial real estate loans and was concentrated in certain sectors and in the Washington, D.C. metropolitan area:
•Owner-Occupied vs. Non-Owner-Occupied Properties: Our commercial real estate loans include both owner-occupied and non-owner-occupied properties. As of September 30, 2026 and December 31, 2025, we had $15.1 million and $17.2 million, respectively, in owner-occupied loans and $33.4 million and $31.1 million, respectively, in non-owner-occupied loans. Non-owner-occupied properties depend on rental income for repayment. Factors such as market conditions, tenant defaults, and vacancies could reduce cash flow from these properties, leading to increased delinquencies and potential losses.
•Sector Concentration: Our commercial real estate loan portfolio is concentrated in the office, retail, multifamily, and warehouse sectors. As of September 30, 2026, our retail loans totaled $11.5 million, office loans totaled $8.8 million, multifamily loans totaled $13.4 million, and warehouse loans totaled $4.6 million.
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
Commercial. Commercial loans consisting of commercial and industrial (C&I) term loans or lines of credit exhibit cyclicality due to the involvement of political organizations in this segment. C&I loans include unsecured or UCC secured lending, accounts receivable, equipment financing loans or working capital loans. As of September 30, 2026, our commercial loan portfolio increased by $26.7 million, or 589.8%, compared to December 31, 2025. The increase was primarily attributable to political organization borrowers drawing upon their lines of credit in advance of the upcoming federal election.
Residential real estate loans, closed-end. Single family (1-4 units) residential mortgage loans are primarily secured by owner-occupied primary and secondary residences and are “closed-end” mortgage loans, which means that the loan amount is fixed at the outset and repaid over a set term without the ability to re-borrow. As of September 30, 2026, our residential real estate loan portfolio remained relatively stable, increasing by $1.1 million, or 0.6%, compared to December 31, 2025.
Other consumer loans. Other consumer loans include residential construction loans, revolving loans secured by residential properties, commonly known as home equity lines of credit (“HELOCs”), and loans made directly to individuals for non-business purposes which may be secured or unsecured. As of September 30, 2026, other consumer loans increased by $1.6 million, or 7.7%, from December 31, 2025, driven primarily by utilization of HELOCs by borrowers, which was partially offset by the conversion of construction loans to permanent residential real estate loans. The following table presents the components of other consumer loans:

	As of September 30,	As of December 31,
(dollars in thousands)	2026	2025
Residential construction loans	$—	$2,954
HELOCs	20,048	15,382
Consumer secured	2,073	2,099
Consumer unsecured	380	465
Total consumer loans	$22,501	$20,900
Loan Maturity and Sensitivity to Interest Rates
The information in the following table is based on the contractual maturities of individual loans, including loans that may be subject to renewal at their contractual maturity. Renewal of these loans is subject to review and credit approval, as well as modification of terms upon maturity. Actual repayments of the loans may differ from the maturities reflected below because consumer borrowers and some commercial borrowers have the right to prepay obligations with or without prepayment penalties. As of September 30, 2026, variable rate loans, which include floating and adjustable rate structures, comprised 74.5% of our loan portfolio. Our variable rate loans primarily consist of adjustable residential real estate loans with initial fixed-rate periods of three, five, seven or ten years, which, depending on the loan program, reprice every one, three, or five years after the initial fixed-rate period. Variable rate loans provide a better match against our deposit liabilities and reduce our interest rate risk.
The following table details maturities and sensitivity to interest rate changes for our loan portfolio as of September 30, 2026, and the contractual maturity and interest-rate profile of our loan portfolio:

	Remaining Contractual Maturity Held for Investment
(dollars in thousands)	One year or less	After one year through five years	After five years and through fifteen years	After fifteen years	Total
Fixed rate loans:
Commercial real estate	$487	$20,965	$16,301	$—	$37,753
Commercial	1	1,033	590	—	1,624
Residential real estate, closed-end	80	5,369	26,609	4,027	36,085
Other consumer loans	70	2,011	—	—	2,081
Total fixed rate loans	$638	$29,378	$43,500	$4,027	$77,543
Variable rate loans:
Commercial real estate	$—	$425	$8,240	$2,114	$10,779
Commercial	22,616	5,693	1,251	—	29,560
Residential real estate, closed-end	—	541	2,125	163,455	166,121
Other consumer loans	365	8,373	11,682	—	20,420
Total variable rate loans	$22,981	$15,032	$23,298	$165,569	$226,880
Total loans	$23,619	$44,410	$66,798	$169,596	$304,423
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
As of September 30, 2026 and December 31, 2025, based on our internal classifications, we did not identify any assets that met our criteria for classification as non-performing assets or OREO.
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
The following table presents an analysis of the allowance for credit losses:

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Allowance for credit losses at the beginning of period	$3,714	$4,193	$4,096	$4,514
Provision for (recapture of) credit losses	507	(83)	125	(404)
Charge-offs	(36)	—	(36)	—
Recoveries	—	—	—	—
Allowance for credit losses at end of period	$4,185	$4,110	$4,185	$4,110

Average loans held for investment outstanding	$285,992	$285,671	$278,286	$296,194
Total loans outstanding at end of each period	304,423	284,084	304,423	284,084
Ratio of allowance to total loans outstanding at period end	1.37%	1.45%	1.37%	1.45%
Ratio of nonaccrual loans to total loans outstanding at period end	—	—	—	—
Ratio of allowance to nonaccrual loans at period end	—	—	—	—
During the third quarter of 2026, one residential mortgage loan was placed on nonaccrual status. The Bank elected to sell the loan rather than pursue collection and completed the sale on September 30, 2026. Upon transfer of this loan to held for sale, the $36 thousand difference between the loan’s amortized cost and the fair value was charged to the allowance for credit losses. At September 30, 2026, the Bank had no nonaccrual loans, no loans 90 days or more past due, and no other real estate owned.
The following table presents the allocation of the allowance for credit losses:

	As of September 30,		As of December 31,
	2026		2025
(dollars in thousands)	Amount	% of total loans	Amount	% of total loans
Commercial real estate	$1,035	0.34%	$1,468	0.53%
Commercial	506	0.16%	73	0.03%
Residential real estate	2,378	0.78%	2,324	0.85%
Other consumer loans	266	0.09%	231	0.08%
Total	$4,185	1.37%	$4,096	1.49%
The reduction in the ratio of allowance to total loans outstanding at period end was a reflection of improving credit quality indicators within the qualitative component of our allowance calculation, combined with modest changes in our portfolio composition.
Net charge-offs were $36 thousand for the three and nine months ended September 30, 2026, representing 0.05% and 0.02%, respectively, of average loans held for investment on an annualized basis. The charge-off related to the residential mortgage loan transferred to held for sale and sold on September 30, 2026, as described above. There were no loan charge-offs for the three and nine months ended September 30, 2025 or the year ended December 31, 2025.

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
We are a member of the IntraFi Cash Services network, which allows our deposit clients to enroll in the ICS program. This program is designed to provide our clients with access to FDIC insurance beyond the standard maximum deposit insurance amount at a single insured depository institution. For accounts enrolled in this service, we select whether each account should be in a reciprocal position or a one-way sell position. A reciprocal position means that we receive an equal amount of network deposits for our enrolled accounts, and those deposits are reflected on our balance sheet. If we elect to receive reciprocal deposits, we are required to pay a fee to IntraFi equal to our reciprocal deposits balances multiplied by an annualized rate of 0.125% as of September 30, 2026. Conversely, we do not receive reciprocal network funding when accounts are positioned as One-Way Sell, and therefore the deposits are not reported on the balance sheet. For deposits placed at other participating banks as One-Way Sell deposits, we receive deposit placement services income, which is inversely related to the interest rate on the deposit account, meaning that we receive less deposit placement services income for placing deposits with a higher interest rate.
During periods of increased political organization deposits, which typically occur in connection with election cycles, we may adjust the positioning of certain accounts enrolled in the ICS program. These adjustments can include changing some accounts from a reciprocal position to a One-Way Sell position, which affects whether and how these deposits are reflected on our balance sheet. These adjustments are part of our overall asset and liability management strategy, which aims to maintain appropriate balance sheet metrics in accordance with regulatory guidelines and our risk management policies. As of September 30, 2026, our balance sheet reflected $26.0 million of reciprocal ICS deposits. Deposits totaling $498.5 million as of September 30, 2026 were placed at other participating banks as One-Way Sell deposits. Our deposit placement services income was $2.0 million and $5.7 million for the three and nine months ended September 30, 2026. If we were to convert some or all of these deposits into reciprocal deposits, bringing them back onto our balance sheet, we would expect to receive interest income by investing these deposits, but our deposit placement services income would decline and our interest on deposits, FDIC and regulatory assessments and the fee we pay to IntraFi would increase.
Our participation in the ICS network is subject to certain terms and conditions, and there can be no assurances that we will be able to participate in the ICS network in the future. As of September 30, 2026, the terms and conditions for participation in the ICS network include a $285.0 million limit on the amount of each participating client’s ICS deposits that may be placed at other banks within the ICS network, a $3.5 billion and $6.5 billion limit on the maximum amount of savings account deposits and demand account deposits, respectively, that a bank may place at other banks as reciprocal deposits, and a $10.0 billion limit on the maximum amount of deposits that a bank may place at other banks as One-Way Sell deposits. The terms and conditions also include limitations on a bank’s ability to receive reciprocal deposits, place One-Way Sell deposits, or receive One-Way Buy® deposits if the bank is not “well capitalized” under the applicable federal banking regulations.
We are subject to various fees associated with the placement and management of deposits within the ICS network, as outlined in the IntraFi Participating Institution Agreement. When we elect to receive reciprocal deposits, which are network deposits that are matched with equivalent funds placed by other participating institutions, we incur an “IntraFi Placement Fee.” As of September 30, 2026, the annualized rate for this fee was 0.125%, which is applied to the reciprocal deposits balance to determine the amount of the fee incurred. This fee increases our overall operating expenses, impacting our net income.
The fees associated with our participation in the ICS network require careful management. The IntraFi Placement Fee represents an additional cost that is not incurred with traditional deposit accounts. As such, this fee is factored into our overall asset and liability management strategy with the aim of ensuring that our participation in the ICS network remains financially advantageous. These fees, together with our interest expense on deposits and other operational costs, contribute to the overall cost structure associated with our deposit services.

The following table presents the types of deposits compared to total deposits for the periods indicated:

	As of September 30, 2026		As of December 31, 2025		Change
(dollars in thousands)	Amount	% of total deposits	Amount	% of total deposits	$	%
Noninterest-bearing	$1,765,096	85.5%	$1,254,695	79.8%	$510,401	40.7%
Savings, interest-bearing checking and money market accounts	292,748	14.2%	309,352	19.6%	(16,604)	(5.4%)
Time, $250 and over	3,068	0.1%	4,787	0.3%	(1,719)	(35.9%)
Other time	4,025	0.2%	4,446	0.3%	(421)	(9.5%)
Total	$2,064,937	100.0%	$1,573,280	100.0%	$491,657	31.3%

The following table presents the average balances and average rates paid for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$1,759,682	0.00%	$898,669	0.00%	$1,552,526	0.00%	$962,562	0.00%
Savings, interest-bearing checking and money market accounts	297,672	0.88%	396,100	1.10%	278,382	0.88%	358,113	1.05%
Time, $250 and over	3,136	2.14%	4,985	2.70%	3,836	2.21%	5,530	2.76%
Other time	4,124	2.10%	4,782	2.34%	4,264	2.11%	5,006	2.48%
Total average deposits	$2,064,614	0.13%	$1,304,536	0.35%	$1,839,008	0.14%	$1,331,211	0.30%
FDIC deposit insurance covers $250 thousand per depositor, per FDIC-insured bank, for each account ownership category. We estimate total uninsured deposits were $1.7 billion and $1.2 billion as of September 30, 2026 and December 31, 2025, respectively, representing approximately 83.7% and 75.0% of our deposit portfolio as of September 30, 2026 and December 31, 2025, respectively.
The maturity profiles of our uninsured time deposits, those deposits that exceed the FDIC insurance limit, as of September 30, 2026 are as follows:

(dollars in thousands)	Three Months or Less	More than Three Months to Twelve Months	More than Twelve Months to Three Years	More than Three years	Total
Time deposits, uninsured	$515	$2,553	$—	$—	$3,068
Borrowings
The Bank has several supplementary funding sources, including a secured line of credit with the FHLB and various available secured and unsecured lines of credit with correspondent banks.
Federal Home Loan Bank Advance. The Bank has a secured line of credit with the FHLB, which is renewed annually in December, and which requires the Bank to pledge collateral to establish credit availability. The Bank has historically pledged single-family residential real estate loans within the Bank’s loan portfolio to establish credit availability. As of September 30, 2026 and December 31, 2025, the secured line of credit had no collateral pledged and therefore no available or outstanding balance.

Federal Reserve Bank Discount Window. The Bank also maintains eligibility for a secured line of credit with the FRB. To establish credit availability, the Bank will typically pledge securities. At September 30, 2026 and December 31, 2025, the Bank had not pledged any collateral to the FRB. Consequently, no credit availability was established, and no outstanding borrowings were recorded.
Short-Term Borrowings. On February 20, 2026, the Company entered into a $15.0 million unsecured revolving credit facility with a correspondent bank. The facility matures on February 20, 2027 and may be extended for up to two additional one-year periods at the Company’s option, subject to compliance with the agreement’s terms. Borrowings under the facility bear interest at a variable rate based on 1.30% plus the greater of 1-Month Term SOFR or 1.00%. The agreement includes customary financial and negative covenants applicable to the Company and its bank subsidiary, none of which were in violation as of September 30, 2026. As of September 30, 2026, no amounts were outstanding under the facility.
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
As of September 30, 2026 and December 31, 2025, the Bank had no outstanding balances under these federal funds purchase lines.
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
The contractual amounts of financial instruments with off-balance sheet commitments are as follows:

	As of September 30,	As of December 31,
(dollars in thousands)	2026	2025
Commitments to grant loans	$579	$1,000
Credit card lines	1,657	1,397
Unfunded commitments under lines of credit	54,916	21,390
Standby letters of credit	3,438	3,094
Commitments to grant loans decreased by $421 thousand, to $579 thousand, from December 31, 2025 to September 30, 2026, reflecting current commercial and residential real estate loans which were in the process of origination at September 30, 2026. Credit card lines increased by $260 thousand, or 18.6% during the period. Unfunded commitments under lines of credit increased $33.5 million, or 156.7% from December 31, 2025 to September 30, 2026 primarily related to cyclical political line activity. Standby letters of credit increased $344 thousand, or 11.1%, from December 31, 2025 to September 30, 2026, reflecting higher average availability per line despite a reduction in the number of lines.
For information regarding the arrangement related to the ICS network and related One-Way Sell deposits, see “— Deposits” above.

Liquidity and Capital Management
Liquidity Management
Liquidity refers to our capacity to meet cash and collateral obligations in a timely manner. Maintaining appropriate levels of liquidity depends on our ability to address both expected and unexpected cash flows and collateral needs while aiming to avoid adverse effects on our daily operations or the financial condition of the Bank. Effective liquidity management is considered essential to our business model, as deposits, which can generally be withdrawn on demand, form a primary source of our funding. See “— Financial Condition — Deposits” for more information regarding fluctuations in our deposit base. We employ various strategies intended to manage liquidity. Our account at the Federal Reserve, which held approximately $1.0 billion as of September 30, 2026, serves as a primary source of liquidity for daily and ongoing activities. We also maintain additional supplemental sources of liquidity, as discussed below. For regulatory reporting purposes, the liquidity ratio is typically calculated as the sum of our cash and cash equivalents plus unpledged securities classified as investment grade divided by total liabilities. Based on this calculation method, as of September 30, 2026 and December 31, 2025, our reported liquidity ratios were 93.02% and 91.86%, respectively. As of September 30, 2026, we had $498.5 million in One-Way Sell deposit accounts through the ICS platform that could be converted to a reciprocal position in order to provide additional near-term liquidity. It is important to note that these ratios and amounts are point-in-time measurements and may not be indicative of future liquidity positions.
In addition to traditional sources of liquidity, such as reciprocal deposits and lines of credit, we also utilize the ICS network for both One-Way Buy deposits and One-Way Sell deposits, each serving distinct roles in our liquidity management strategy. One-Way Sell deposits and reciprocal deposits involve placing deposits from our own clients with other participating banks through the ICS network. One-Way Sell deposits help us manage excess deposits by moving them off our balance sheet, while reciprocal deposits allow us to exchange deposit balances with other banks, ensuring those deposits remain insured. Both strategies help us to optimize our liquidity position while earning deposit placement fees, which contribute to our noninterest income. Conversely, One-Way Buy deposits involve receiving deposits from other banks’ customers through the ICS network. This mechanism can provide an additional source of liquidity by allowing us to increase our deposits without reciprocating. These transactions involve certain expenses, which include interest on the deposits and any associated fees, which we consider within our broader liquidity planning.
Management estimates that approximately 83.7% of deposits were uninsured as of September 30, 2026. To obtain FDIC insurance for deposits exceeding the $250 thousand threshold, some clients enroll in the ICS, which is described in greater detail under “— Financial Condition — Deposits” above. As of September 30, 2026, deposit balances totaling $524.5 million were enrolled in the ICS program. $498.5 million of these deposits were positioned as One-Way Sell deposits and are therefore not reflected on the consolidated balance sheet. The Bank has the flexibility to convert these One-Way Sell deposits into reciprocal deposits, which would then appear on the consolidated balance sheet. To fund the outflow of deposits during phases of the federal election cycle when campaigns and committees are actively spending, management will rely on the Bank’s cash balances at the Federal Reserve and conversion of One-Way Sell accounts to reciprocal as its primary sources of liquidity. Similar to other deposits, depositors may withdraw their One-Way Sell deposits at any time, which could impact the volume of One-Way Sell deposits available for conversion to reciprocal.
In addition to the primary sources of liquidity discussed above, we maintain secured lines of credit with the FHLB and the Federal Reserve Discount Window, for which we can borrow up to the allowable amount of pledged collateral. The Bank can advance FHLB funds of up to 25% of assets as reported in its latest Call Report, which the Bank files with the FFIEC on a quarterly basis, using pledged collateral such as qualifying mortgages and investment securities. Based on the September 30, 2026 Call Report, 25% of total assets equates to credit availability of $566.3 million. As of September 30, 2026, we had no collateral pledged or outstanding balance with the FHLB or Federal Reserve.
The Bank has access to additional unsecured funding through its account with ICS. The Bank can request funding of up to 10% of total assets, which equates to $226.5 million as of the Bank’s September 30, 2026 Call Report, in a One-Way Buy of daily maturing or term deposit products. Requesting One-Way Buy deposits requires us to submit a bid including the rate we are willing to pay for the deposits, and such request may be fulfilled in whole, in part, or not at all. If demand for One-Way Buy deposits is high, then the rate required to successfully bid for One-Way Buy deposits would be expected to increase, and so One-Way Buy deposits may be a less reliable source of liquidity. As of September 30, 2026, there was no outstanding balance for One-Way Buy deposits.
The Bank maintains unsecured lines of credit with three correspondent banks that provide combined availability of $68.0 million. There were no outstanding balances as of September 30, 2026 or December 31, 2025.

As an intermediate source of liquidity, we may sell AFS securities or allow AFS and HTM securities to mature without reinvestment in the securities portfolio. As of September 30, 2026, our AFS securities portfolio had a fair value of $678.4 million, and our total AFS and HTM debt securities portfolio had an amortized cost of $895.8 million, including $466.2 million of bonds maturing within a year and $399.4 million of bonds maturing between one and five years. Our bond portfolio is structured to provide liquidity when management anticipates it will be needed, and a portion of our AFS bonds are invested in liquid investments like U.S. Treasury securities. In the event liquidity is needed from the bond portfolio, management will take into consideration a number of factors when determining which investments to sell. Variables include the marketability of the bonds, current prices and estimated losses, and other factors.
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
Stockholders’ equity as of September 30, 2026 was $191.8 million, an increase of $22.6 million, compared to $169.2 million as of December 31, 2025. Net income for the nine months ended September 30, 2026 contributed $27.5 million to the increase in stockholders’ equity, but was partially offset by a $4.9 million increase in accumulated other comprehensive loss during the nine months ended September 30, 2026, which is primarily related to changes in the market value of the AFS securities portfolio.
In February 2026, we entered into a $15.0 million unsecured revolving credit facility at the holding company level, which the Company could use to provide capital to the Bank. The facility matures in February 2027, subject to extension at our option if we remain in compliance with its terms. As of September 30, 2026, no amounts were outstanding under the facility.
Book value per share as of September 30, 2026 and December 31, 2025 was $29.24 and $25.79, respectively. The increase between periods is primarily the result of earnings retained.
Because total assets on a consolidated basis are less than $3.0 billion, we are not subject to the consolidated capital requirements imposed by federal regulations. However, the Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Certain regulatory measurements of capital adequacy are “risk based,” meaning they utilize a formula that considers the individual risk profile of the financial institution’s assets. For example, certain assets, such as cash at the Federal Reserve and investments in U.S. Treasury securities, are deemed to carry zero risk by the regulators because of explicit or implied federal government guarantees. As of September 30, 2026 and December 31, 2025, respectively, 70.3% and 63.8% of the Bank’s total assets were invested in such zero-risk assets. The Tier 1 leverage ratio, another regulatory capital measurement, does not consider the riskiness of assets. The leverage ratio is computed as Tier 1 capital divided by total average assets for the quarter.

The Bank’s capital level is characterized as “well capitalized” under the Basel III Capital Rules. A summary of the Bank’s regulatory capital ratios, and minimum requirement to be considered “well capitalized” are presented below:

					Well- capitalized requirement
	September 30, 2026		December 31, 2025
($ in thousands)	Amount	Ratio	Amount	Ratio	Ratio
Total risk-based capital ratio	$199,735	47.26%	$165,665	44.63%	10.00%
Tier 1 risk-based capital ratio	195,487	46.25%	161,442	43.49%	8.00%
Common equity tier one risk-based capital ratio	195,487	46.25%	161,442	43.49%	6.50%
Tier 1 leverage ratio	195,487	8.62%	161,442	9.61%	5.00%
During periods of growth in deposits due to seasonality, our assets could reach a level that would require the Bank to control the level of these deposits or require the Company to obtain additional capital to maintain a Tier 1 leverage ratio that exceeds our internal regulatory capital policies or targets and satisfies regulatory requirements. We use the ICS network to help manage our Tier 1 leverage ratio by moving certain deposit accounts off our balance sheet by placing the deposits at other banks as One-Way Sell deposits. As of September 30, 2026, our deposits enrolled in the ICS program in a One-Way Sell position totaled $498.5 million.
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
Interest rate risk is generally considered a significant market risk for financial institutions. We have developed an interest rate risk policy that aims to provide management with guidelines for funds management. We have also established a system for monitoring our net interest rate sensitivity position. However, it is important to note that despite these measures, significant changes in interest rates could potentially impact our earnings, liquidity and capital positions.
We had a total one-year cumulative gap in rate-sensitive assets and rate-sensitive liabilities of $1.5 billion and $937.9 million as of September 30, 2026 and December 31, 2025, respectively, indicating that, overall, our assets will reprice before our liabilities. Generally, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, decreasing interest rates could reduce net interest income and increasing interest rates could increase net interest income.
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

Change in interest rates (ramped)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2026	(26.54%)	(19.93%)	(13.27%)	(6.65%)	6.67%	13.30%	19.93%	26.64%
December 31, 2025	(22.87%)	(17.40%)	(11.45%)	(5.70%)	5.75%	11.52%	17.21%	23.00%

Change in interest rates (immediate)	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2026	(64.43%)	(49.35%)	(32.68%)	(16.18%)	16.28%	32.43%	48.70%	64.85%
December 31, 2025	(46.37%)	(38.21%)	(25.29%)	(12.41%)	12.31%	24.49%	36.74%	49.00%
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

Change in interest rates	-400 bps	-300 bps	-200 bps	-100 bps	+100 bps	+200 bps	+300 bps	+400 bps
September 30, 2026	(24.67%)	(18.14%)	(11.67%)	(5.61%)	4.85%	9.86%	14.74%	19.50%
December 31, 2025	(11.85%)	(9.65%)	(5.65%)	(2.65%)	2.28%	4.57%	7.57%	9.73%
Due to the nature of our client base, and the resulting balance sheet cyclicality, we will sometimes hold high volumes of immediately repricing assets (i.e., cash) to fund impending political organization deposit outflows. The changes in our balance sheet over the course of a two-year election cycle cause a degree of variability among our interest rate risk results over time.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including our Principal Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our Principal Executive Officer and the Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, no directors or executive officers entered into, modified or terminated contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted as Inline XBRL (contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAIN BRIDGE BANCORP, INC.

Dated: November 10, 2026	By:	/s/ John J. Brough
	Name:	John J. Brough
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 10, 2026	By:	/s/ Joanna R. Williamson
	Name:	Joanna R. Williamson
	Title:	Executive Vice President & Chief Financial Officer (Principal Financial Officer)